Form 10QSB
period 1995-06-30
EVRO CORP
filed 1995-09-05
CIK 33115

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

         (Mark One)
         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended      June 30, 1995
                                               --------------------------

         [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 EXCHANGE ACT
                 For the transition period from            to
                                               ------------   -----------

                           Commission File No. 0-7870
                                               ------

                               EVRO CORPORATION
- --------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

         Florida                                                 59-3229961
- ------------------------------                               -------------------
(State of Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

              3101 SW 34th Avenue 905-427, Ocala, Florida  34474
- --------------------------------------------------------------------------------
             (Address of Principal Executive Offices)   (Zip Code)


                                (407) 397-0550
- --------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         10002 Princess Palm Avenue, Suite 304, Tampa, Florida  33619
- --------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last year.)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X         No
                              ------          ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 18, 1995, the Company had 2,497,957 shares of Common Stock outstanding, no par value.

                               EVRO CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                JUNE 30, 1995
                                 (Unaudited)

                               ASSETS

CURRENT ASSETS:
   Cash                                                          $    10,909
   Notes receivable (current portion)                                125,000
   Due from Affiliate                                                 73,789
   Other receivables                                                  28,136
   Inventories - net                                                 222,824
   Prepaid expenses                                                   11,538
   Net current assets of discontinued operations                         150
                                                                 -----------
     Total current assets                                            472,346
                                                                 -----------

PROPERTY AND EQUIPMENT
   (less accumulated depreciation of $ 437,496)                    3,493,687

INVESTMENTS AND OTHER ASSETS:
   Notes receivable (less current portion)                            20,000
   Investments and loan receivable                                   130,308
   Proprietary technology                                            122,495
   Unamortized goodwill                                            3,344,115
   Other - net                                                        15,665
   Net other assets of discontinued operations                        19,984
                                                                 -----------
     Total other assets                                            3,652,567
                                                                 -----------

   TOTAL ASSETS                                                  $ 7,618,600
                                                                 ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable and current portion of long-term debt           $   957,842
   Accounts payable                                                  484,981
   Amounts due to affiliates                                         391,603
   Other current liabilities                                         668,022
   Net current liabilties of discontinued operations                 208,576
                                                                 -----------
     Total current liabilities                                     2,711,024

LONG-TERM DEBT:
   Long-term debt                                                  1,656,851
   Refundable memberships                                             40,000
   Net long-term debt of discontinued operations                       7,566
                                                                 -----------
   TOTAL LIABILITIES                                               4,415,441
                                                                 -----------
STOCKHOLDERS' EQUITY:
   Preferred stock, no par value
     Series C convertible preferred stock                            954,000
     Series D convertible preferred stock                          4,084,153
     Series E convertible preferred stock                             30,000
     Series F convertible preferred stock                              1,274
   Common stock, no par value                                      3,670,218
   Unearned compensation                                          (1,566,237)
   Accumulated deficit                                            (3,928,446)
                                                                 -----------
                                                                   3,244,962
   Less: Common stock in treasury, 458 common shares at cost         (41,803)
                                                                 -----------
   TOTAL STOCKHOLDERS' EQUITY                                      3,203,159
                                                                 -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 7,618,600
                                                                 ===========

                See notes to consolidated financial statements

                                EVRO CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         06/30/95      06/30/94       06/30/95     06/30/94
                                                         --------      --------       --------     --------
SALES AND REVENUES
  Memberships and other revenues                     $   394,587     $            $   515,218    $
  Product sales                                           44,069         1,065        176,278        2,147
                                                     -----------     ---------    -----------    ---------
                                                         438,656         1,065        691,496        2,147

COST OF SALES AND REVENUES                               219,560           483        482,145          274
                                                     -----------     ---------    -----------    ---------

GROSS MARGIN                                             219,096           582        209,351        1,873
                                                     -----------     ---------    -----------    ---------
OPERATING EXPENSES:
  Selling, general and administrative                    974,349        60,179      1,188,665      144,323
  Management and accounting services
    provided by The Stellar Companies, Inc.              312,500       287,500        625,000      575,000
  Depreciation and amortization                          103,037         8,280        128,405       16,560
                                                     -----------     ---------    -----------    ---------
                                                       1,389,886       355,959      1,942,070      735,883
                                                     -----------     ---------    -----------    ---------

OPERATING LOSS OF CONTINUING OPERATIONS               (1,170,790)     (355,377)    (1,732,719)    (734,010)

OTHER INCOME (EXPENSES)
  Interest expense                                       (44,190)      (22,319)       (87,054)     (44,034)
  Other-net                                                4,666                        8,983
                                                     -----------     ---------    -----------    ---------

NET LOSS OF CONTINUING OPERATIONS                     (1,210,315)     (377,696)    (1,810,791)    (778,044)

LOSS OF DISCONTINUED OPERATIONS                           14,993                      (33,164)
                                                     -----------     ---------    -----------    ---------
NET LOSS                                             $(1,195,322)    $(377,696)   $(1,843,955)   $(778,044)
                                                     ===========     =========    ===========    =========

NET LOSS PER SHARE                                   $     (0.55)    $   (0.81)   $     (1.24)   $   (1.66)
                                                     ===========     =========    ===========    =========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING            2,155,238       468,100      1,491,637      468,100
                                                     ===========     =========    ===========    =========

                See notes to consolidated financial statements

                                EVRO CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED June 30, 1995
                                  (Unaudited)

                                                   Common Stock             Treasury Stock                   Preferred Stock
                                                Shares        $           Shares     $          Series C   Series D    Series E
                                                ------    ----------      ------ -----------    --------   ---------   --------
Balance, January 1, 1995                      59,734,634  $    4,953      $      $            $            $            $

Adjustment to reflect reverse
  purchase acquisition of EVRO
  Corporation                                (57,536,677)  6,251,957       292    (26,602)

Issuance of Preferred Series D
  Convertible Preferred Stock, no par
  value (16,985 shares)                                   (4,084,153)                                        4,084,153

Issuance of Preferred Series E
  Convertible Preferred Stock, no par
  value (30,000 shares)                                      (30,000)                                                    30,000

Return and cancellation of common
  stock issued to STELLAR in exchange
  for 1,274 shares of Series F Convertible
  Preferred Stock, no par value                 (500,000)     (1,274)

Proceeds from sale of common stock               224,000     162,500

Proceeds from sale of Series C
  Convertible Preferred Stock,  no par
  value (65,500 shares)                                      (67,515)                          655,000

Common stock issued pursuant to the
  1995 Employee Stock Compensation
  Plan                                           550,000   1,693,750

Stock compensation earned during the
  six months ended June 30, 1995

Series C Convertible Preferred Stock
  issued:
    As collateral for note payable
      (26,000 shares)                                       (260,000)                          260,000
    In settlement of litigation (3,900 shares)                                                  39,000

Purchase of treasury shares                                                166    (15,201)

Loss for the six months ended
  June 30, 1995
                                               ---------  ----------      ----   --------     --------      ----------  -------
Balance - June 30, 1995                        2,471,957  $3,670,218      $458   $(41,803)    $954,000      $4,084,153  $30,000
                                               =========  ==========      ====   ========     ========      ==========  =======


                                                            Additional
                                                             Paid in            Unearned       Accumulated
                                                Series F     Capital          Compensation       Deficit
                                                --------     -------          ------------       -------
Balance, January 1, 1995                        $           $ 2,167,804       $                $(2,084,491)

Adjustment to reflect reverse
  purchase acquisition of EVRO
  Corporation                                                (2,167,804)

Issuance of Preferred Series D
  Convertible Preferred Stock, no par
  value (16,985 shares)

Issuance of Preferred Series E
  Convertible Preferred Stock, no par
  value (30,000 shares)

Return and cancellation of common
  stock issued to STELLAR in exchange
  for 1,274 shares of Series F Convertible
  Preferred Stock, no par value                  1,274

Proceeds from sale of common stock

Proceeds from sale of Series C
  Convertible Preferred Stock,  no par
  value (65,500 shares)

Common stock issued pursuant to the
  1995 Employee Stock Compensation
  Plan                                                                         (1,693,750)

Stock compensation earned during the
  six months ended June 30, 1995                                                  127,513

Series C Convertible Preferred Stock
  issued:
    As collateral for note payable
      (26,000 shares)
    In settlement of litigation (3,900 shares)

Purchase of treasury shares

Loss for the six months ended
  June 30, 1995                                                                                  (1,843,955)
                                                ------      -----------       -----------       -----------
Balance - June 30, 1995                         $1,274      $         0       $(1,566,237)      $(3,928,446)
                                                ======      ===========       ===========       ===========

                               EVRO CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                       Six Months Ended
                                                                                       ----------------
                                                                               06/30/95                 06/30/94
                                                                               --------                 --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $ (1,843,955)            $  (778,044)
Adjustments to reconcile net loss to net cash utilized by
         operating activities:
           Discontinued operations                                                33,164
           Depreciation and amortization                                         128,405                  16,560
           Compensation for financial consulting services
             paid in common stock                                                127,513
           Imputed interest related to reverse purchase of
             of EVRO Corporation                                                  17,903
           Settlement of litigation by issuance of common
             stock                                                                39,000
         Decrease in other receivables                                            16,554                   4,711
         Increase in inventories                                                 (49,905)                 (5,687)
         (Increase) Decrease in prepaid expenses and deposits                     39,279                  (1,532)
         Increase in accounts payable                                            272,152                  75,902
         Increase in other liabilities                                           107,720
                                                                             -----------               ---------
           Net cash used in continuing operations                             (1,112,170)               (688,090)
                                                                             -----------               ---------
           Net cash used in discontinued operations                              (59,205)
                                                                             -----------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment                                                         (30,231)
Costs of acquiring EVRO Corporation                                             (100,000)
Cash acquired in reverse purchase of EVRO
         Corporation                                                               2,349
Investment in and loan to America's
         Collectibles Network, Inc.                                             (100,000)
Note receivable                                                                   20,795
Other non-current assets                                                         (11,611)
                                                                             -----------               ---------
           Net cash used in investing activities                                (218,698)                      0
                                                                             -----------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable                                                                     550,000
Repayment of borrowings                                                          (60,942)
Proceeds from sale of common stock                                               162,500                 178,250
Proceeds from sale of Series C Convertible
  Preferred Stock                                                                587,485
Purchase of treasurey stock                                                      (15,201)
Working capital advances from/to affiliates
         The STELLAR Companies, Inc.                                             266,332                 509,120
         American Clinical Laboritories, Inc.                                    (98,339)
Repayment of refundable memberships                                                9,080
                                                                             -----------               ---------
         Net cash provided by financing activities                             1,400,915                 687,370
                                                                             -----------               ---------

NET INCREASE (DECREASE) IN CASH                                                   10,842                    (720)
CASH, BEGINNING OF PERIOD                                                             67                     949
                                                                             -----------               ---------
CASH, END OF PERIOD                                                         $     10,909             $       229
                                                                             ===========               =========
SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                             $     58,559             $         0
                                                                             ===========               =========


                See notes to consolidated financial statements

                                EVRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  GENERAL

         The financial statements of EVRO Corporation ("EVRO" and the "Company") and its subsidiaries as of June 30, 1995, and for the six months ended June 30, 1995 and 1994, are unaudited and, in the opinion of management reflect all adjustments necessary for a fair presentation of such data. All such adjustments made were of a normal recurring nature, except as more fully described in Notes 3 and 4 to the Consolidated Financial Statements, the Company on March 14, 1995, acquired 98% of the issued and outstanding common shares of The Sports & Shopping Network, Inc., ("TSSN") a Florida corporation. For financial reporting purposes, this transaction was accounted for as a reverse purchase acquisition under which the companies were recapitalized to include the historical financial information of TSSN and the assets and liabilities of the Company revalued to reflect the market value of the Company's outstanding shares. As closing occurred on March 14, 1995, the middle of a month, the accounts of TSSN have been consolidated with the Company as of February 28, 1995, a date that lies within the date on which the transaction was initiated and the date of closing. The historical financial statements prior to February 28, 1995, included herein, are those of TSSN.
The Company's significant accounting policies are described in the notes to the December 31, 1994 financial statements and there have been no material changes in significant accounting policies from those described therein. Certain amounts for the prior year have been reclassified to conform to the 1995 presentation.

         The consolidated financial statements include the accounts of EVRO and its subsidiaries, Technology Holdings, Inc. ("THI"), Treasure Rockhound Ranches, Inc. ("Treasure Rockhound"), Lintronics Technologies, Inc. ("Lintronics"), Tres Rivers, Inc. ("Tres Rivers"), EVRO Trading Corporation ("EVRO Trading"), The Good Health Channel, Inc. ("Good Health"), and The Sports & Shopping Network, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.


2.  BASIS OF ACCOUNTING

         The consolidated financial statements of EVRO Corporation and its subsidiaries have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses in 1993, 1994 and during the six months ended June 30, 1995, which have adversely reduced the Company's liquidity and capital resources.

         The Company is in default of a note payable in the amount of $550,000 due June 24, 1995 which is secured by all the Common Stock of TSSN held by the Company. In addition, the Company is in default of a note payable in the amount of $200,000 due August 15, 1995, as extended, which is secured by 26,000 shares of the Company's Series C Convertible Preferred Stock. (See Note 6; Notes Payable and Long Term Debt).

         The ability of the Company to continue as a going concern is dependent upon the successful completion of a private equity offering and attaining future profitable operations.

3.  SIGNIFICANT TRANSACTIONS

FORMATION OF TECHNOLOGY HOLDINGS INC. - On January 20, 1995, EVRO Corporation organized THI as a Florida corporation, and contributed its assets and liabilities together with 100% of the issued and outstanding common stock of Lintronics, Treasure Rockhound, Tres Rivers, Performance Holdings, Inc. a Florida corporation ("Performance") and EVRO Trading , and 60% of the issued and outstanding common stock of Good Health into THI in exchange for all of the issued and outstanding stock of THI.

ACQUISITION OF THE SPORTS & SHOPPING NETWORK, INC. - On March 14, 1995, the Company acquired 98% of the issued and outstanding common shares of The Sports & Shopping Network, Inc., a Florida corporation, from The STELLAR Companies, Inc., a Florida corporation ("STELLAR"). In connection with the acquisition of the controlling interest in TSSN, EVRO agreed to issue 16,759,038 shares of EVRO's common stock, or 90.8% of the Company's 18,457,037 shares of common stock which will then be issued and outstanding. EVRO issued STELLAR 500,000 shares of common stock at the closing and agreed to issue the remaining shares following completion of an increase in EVRO's authorized shares of common stock.

     On April 19, 1995, EVRO requested that STELLAR return to it the 500,000 shares of common stock. In exchange for returning 500,000 shares of common stock, EVRO agreed to issue 1,000,000 additional shares of its restricted common stock immediately following EVRO successfully increasing its authorized common stock. In addition, EVRO agreed to issue to STELLAR 500 shares of Series F Convertible Preferred Stock (Series F Preferred Stock") and, from time to time, additional Series F Preferred Stock in an amount equal in voting rights with any subsequent shares of common stock or preferred stock issued by the Company. The Series F Preferred Stock is convertible, at the option of the holder, into shares of the Company's restricted common stock following completion of an increase in EVRO's authorized shares of common stock on a 10,000 for 1 basis. STELLAR has informed the Company that it intends to convert all Series F Preferred Stock it holds upon EVRO completing the increase in the authorized shares of common stock. Each share of Series F Preferred Stock entitles the holder thereof to one thousand votes on each matter with respect to which a vote is required of the holders of EVRO's common stock. Any common shares issued to STELLAR pursuant to the conversion of the Series F Preferred Stock reduces the obligation of EVRO to issue STELLAR the 17,759,038 shares of restricted common stock, as amended, following completion of an increase in EVRO's authorized shares of common stock. During the period April 1, 1995 through June 30, 1995, EVRO issued 550,000 shares of common stock pursuant to the EVRO Corporation 1995 Employee Stock Compensation Plan and 224,000 shares of common stock sold for $162,500, net of legal costs aggregating $12,500, in private placements to accredited investors. As of June 30, 1995, STELLAR held 1,274 shares of Series F Convertible Preferred Stock.

     In the event of liquidation or dissolution of the Company, whether voluntary or otherwise, after payment of the debts and liabilities of the Company and before any distribution shall be made to the holder of any class of common stock of the Company, STELLAR shall be entitled to receive $1.00 per share of Series F Convertible Preferred Stock in cash (an aggregate of $1,274 as of June 30, 1995), subject to the first priority of (a) all holders of the Company's Series A 10% Preferred Shares and Series B 8% Preferred Shares to receive $1.00 per share in cash plus all accrued but unpaid dividends; (b) all holders of Series C Convertible Preferred Stock to receive $10.00 per share in cash; (c) the holders of Series D Convertible Preferred Stock to receive, on a pro rata basis, all of the THI Common Stock owned by the Company; and all holders of Series E Convertible Preferred Stock to $1.00 per share in cash.

     Pursuant to the agreement between EVRO and STELLAR, EVRO will offer to acquire the remaining 2% of TSSN's issued and outstanding shares of common stock held by its minority shareholders in exchange for EVRO's common stock on the same basis as was offered to STELLAR for an aggregate of 281,418 shares of EVRO's common stock.

     On January 12, 1995, EVRO purchased the option to acquire TSSN from Boyar Holdings, Inc. ("BHI"). Pursuant to the Assignment of Option Agreement, EVRO agreed to issue to BHI 30,000 shares of the Company's Series E Convertible Preferred Stock ("Series E Preferred Stock") which shall be convertible into 3,000,000 shares of the Company's restricted common stock following completion of an increase in EVRO's authorized shares of common stock. In the event of liquidation or dissolution of the Company, whether voluntary or otherwise, after payment of the debts and liabilities of the Company and before any distribution shall be made to the holder of any class of common stock of the Company, the holders of the Series E Preferred Stock shall be entitled to receive $1.00 per share in cash (an aggregate of $30,000), subject to the first priority of (a) all holders of the Company's Series A 10% Preferred Shares and Series B 8% Preferred Shares to receive $1.00 per share in cash plus all accrued but unpaid dividends; (b) all holders of Series C Convertible Preferred Stock to receive $10.00 per share in cash; and (C) the holders of Series D Convertible Preferred Stock to receive, on a pro rata basis, all of the THI Common Stock owned by the Company.

     In conjunction with the TSSN acquisition, American Clinical Labs, Inc. ("ACL") the holder of 587,719 shares of EVRO's common stock, provided to STELLAR an irrevocable power of attorney and proxy with full power of substitution, to represent ACL or any assignee thereof at all regular and special meetings of shareholders, or in connection with any other shareholder action of EVRO, but only in ACL's capacity as the owner of record of, and to vote the shares of the common stock of the Company which are owned by ACL as of March 14, 1995 ("the Shares"). This power of attorney shall be effective from March 14, 1995 to the date the Shares represent less than five percent (5%) of the Company's issued and outstanding shares of common stock.

     EVRO has formed a wholly-owned subsidiary, THI, which owns all of the assets that were owned by EVRO prior to the TSSN acquisition. Pursuant to such acquisition, the holders of record of EVRO's common stock as of March 27, 1995, will be issued a stock dividend consisting of EVRO's Series D Convertible Preferred Stock ("Series D Preferred Stock"), which will have limited voting rights. EVRO has the right, but not the obligation, to redeem the Series D Preferred Stock in exchange for all of THI's issued and outstanding capital stock. In the event of liquidation or dissolution of the Company, whether voluntary or otherwise, after payment of the debts and liabilities of the Company and before any distribution shall be made to the holder of any class of common stock of the Company, the holders of the Series D Preferred Stock shall be entitled to receive all of the THI Common Stock owned by the Company, subject to the first priority of (a) all holders of the Company's Series A 10% Preferred Shares and Series B 8% Preferred Shares to receive $1.00 per share in cash plus all accrued but unpaid dividends, and (b) all holders of Series C Convertible Preferred Stock to receive $10.00 per share in cash.

     THI is entitled to receive on an annual basis that number of shares of EVRO's voting common stock ("Special Shares") equal to 20% of the average total assets of THI over a twelve month period (March 14 through the following March 13 each year) divided by Two Dollars

($2.00). THI's right to receive the Special Shares provided is earned prorata over the applicable twelve month period. Such entitlement would cease upon the redemption of the Series D Preferred Stock. STELLAR has the right to purchase from THI any Special Shares of EVRO's common stock received until June 30, 1997 for an amount equal to the greater of Two Dollars ($2.00) per share or 50% of the bid price of EVRO's then publicly traded stock as of the end of the month preceding STELLAR's exercise of its right to purchase. EVRO is prohibited from pledging, hypothecating or otherwise encumbering its shares of THI's capital stock.

     The Series D Preferred Stock contains a special dividend provision that in the event such preferred stock is not redeemed by June 30, 1997, EVRO shall, as of July 1, 1997, declare a stock dividend of its voting common stock payable to the holders of the Series D Preferred Stock equal to the number of shares of common stock held by THI as of June 30, 1997. Additional stock dividends shall be payable to the holders of Series D Preferred Stock each July 1st following July 1, 1997 until EVRO has redeemed its Series D Preferred Stock. The amount of such additional stock dividend shall equal the number of shares of EVRO's common stock transferred to THI during the immediately preceding twelve month period.

ACQUISITION OF AMERICA'S COLLECTIBLES NETWORK, INC.

       On April 26, 1995, EVRO entered into a binding Letter of Intent (which was modified on May 5, 1995) to acquire America's Collectibles Network, Inc. ("ACN") and to merge ACN into TSSN, an EVRO subsidiary, in exchange for the requisite number of EVRO's Series H preferred stock which shares shall be convertible into 1,850,000 shares of EVRO's restricted common stock immediately upon EVRO completing the necessary filings required to increase its authorized
shares of common stock from 2,500,000 to 35,000,000.   The transaction has been
placed on hold as ACN would qualify as a significant subsidiary as defined by the Securities Acts of 1933 and 1934. ACN is unable to provide the Company with required audited financial statements for a fiscal year period prior to the acquisition. The parties continue to explore other contractual arrangements that may result in the eventual acquisition of ACN in mid 1996.

     EVRO has paid to ACN a $50,000 non-refundable deposit, together with a loan in the amount of $50,000. The loan is payable on demand on June 2, 1996 without interest and is secured by ACN's inventories. The non-refundable deposit and loan are included on the Consolidated Balance Sheet in Investments and Loan receivable.

     ACN currently broadcasts its programming 24 hours per day on Satellite which is available in 4,500,000 households. ACN has specialized in selling high-end and custom made jewelry and gemstones as well as unique collectibles and limited sports related merchandise.

SALE OF EVRO TRADING CORPORATION

     On March 1, 1995 it was determined by THI and the Company that further funding of EVRO Trading would be halted as no significant products had been sold nor had a distribution network been established. Subsequently, a dispute arose between THI and the Company, and the President of EVRO Trading in which certain claims were asserted by both parties. As a part of a settlement agreement entered into on March 24, 1995 with the President of EVRO Trading, THI transferred ownership of 55% of the common stock of EVRO Trading to him in exchange for an arrangement whereby the Company would maintain a 45% interest in the common stock of EVRO Trading, with no obligation for additional funding. Both parties also signed mutual general releases and noncompete agreements in connections with the settlement. On March 24, 1995, THI also executed a 10 day secured promissory note ("Note") for $30,776.99 in favor of the President of EVRO Trading which represents amounts due the President of EVRO Trading and a consultant for back salary, fees and expenses. The Note was secured by the remaining 45% of the common stock of EVRO Trading ("Security"). On April 3, 1995, THI defaulted on the Note and surrendered the Security to the President of EVRO Trading.

SALE OF CERTAIN ASSETS OF THE GOOD HEALTH CHANNEL , INC.

     On April 28, 1995, Good Health and THI entered into an Asset Purchase Agreement (the "Agreement") to sell significantly all of the assets of Good Health and certain noncompete covenants of Good Health, THI and D. Jerry Diamond to Better Health Network, Inc., a Florida corporation for consideration of $25,000 cash and a contingent promissory note of up to $1,575,000. The promissory note does not accrue interest and is payable from gross revenues of the buyer in monthly installments equal to 3% of gross revenues of the preceding calendar month, determined based upon the cash method of accounting, reduced for sales tax, if any, and adjusted for customer refunds and credits, until THI has received $100,000 and thereafter equal to 2% of the gross revenues until THI has received the remaining balance under the note. No gain or loss will result from this transaction as the carrying value of the assets approximately equal the cash consideration of $25,000. Any payments received pursuant to the promissory note will be recognized as income upon receipt.


4.  ACCOUNTING FOR ACQUISITION OF THE SPORTS & SHOPPING NETWORK, INC.

     For financial reporting purposes, this transaction was accounted for as a reverse purchase acquisition under which the companies will be recapitalized to include the historical financial information of TSSN and the assets and liabilities of the Company revalued to reflect the market value of the Company's outstanding shares. The market value of the Company's outstanding shares ($4,084,153) was based on the month end trading range of the Company's common stock for the three months, December, 1994 and January and February, 1995. The carrying value of EVRO's assets reflect their approximate fair market value. The cost of the acquisition aggregated $305,000, including a finders fee of $150,000 and legal costs of $155,000. The excess purchase price, including the costs of acquisition, over and the above the net assets of EVRO Corporation was allocated to goodwill. The goodwill is being amortized on a straight line basis over 10 years. No value has been assigned to the minority shareholders of TSSN as the book value of the net assets of TSSN was negative as of March 16, 1995.

     As closing occurred on March 14, 1995, the middle of a month, the accounts of TSSN have been consolidated with the Company as of February 28, 1995, a date that lies within the date on which the transaction was initiated and the date
of closing.   The cost of acquisition and net income for the period from
February 28, 1995 to March 14, 1995 were reduced by imputed interest of $17,903
using a 10% annual rate of interest.   The historical financial statements
prior to February 28, 1995, included herein,  are those of TSSN.

     As described in Note 3; Significant Transactions; Acquisition of The Sports & Shopping Network, Inc., certain elements of the transaction were not completed as of June 30, 1995, such as the issuance of the Series D Preferred Stock to the holders of record of EVRO's common stock as of March 27, 1995 and the issuance 17,759,038 shares of EVRO's common stock to

STELLAR and the acquisition of the common stock of TSSN held by the minority shareholders following completion of an increase in EVRO's authorized shares of common stock. To more clearly reflect the effect of the acquisition for financial reporting purposes, and to enhance comparability of the current year's interim financial statements, management has elected to account for this transaction as if all elements of the transaction had been completed as of June 30, 1995.

      The calculations of loss per share for the three months and six months ended June 30, 1995 were based on the weighed average number of shares as follows: (a) for the period January 1, 1995 through March 14, 1995, the number of common shares to be issued to STELLAR (500,000 shares) and (b) for the period from March 14, 1995 through June 30, 1995, the actual number of EVRO shares outstanding. For the three months and six months ended June 30, 1994, the weighted average number of shares for each period was based on the number of EVRO common shares to be issued to STELLAR (500,000 shares) adjusted for the effect of a November 30, 1994 change in the number of issued shares of TSSN held by STELLAR.

     Condensed Proforma Combined Statements of Operations for the three month and six month periods ended June 30, 1995 and 1994 follow which have been prepared as if EVRO had been acquired as of the beginning of each of the respective periods. The proforma weighed average number of shares used to compute the proforma loss per share was based on the actual number of EVRO shares outstanding, adjusted for the number of common shares issued to STELLAR (500,000 shares). For the three months and six months ended June 30, 1994, the number of EVRO common shares issued to STELLAR (500,000 shares) were adjusted for the effect of a November 30, 1994 change in the number of issued shares of TSSN held by STELLAR.

             Condensed Proforma Combined Statement of Operations

                                                        Three Months Ended                 Six Months Ended
                                                       -------------------                 ----------------

                                                    06/30/95         06/30/94         06/30/95         06/30/94
                                                    --------         --------         --------         --------
       Sales and revenues                         $    438,656      $   203,788      $   865,720      $   481,979
       Cost of sales and revenues                      219,560          158,039          495,810          332,936
                                                   -----------       ----------      -----------        ---------

       Gross margin                                    219,096           45,749          369,910          149,043
       Operating expenses                            1,396,967          645,640        2,175,463        1,652,476
                                                   -----------       ----------      -----------        ---------

       Operating loss of continuing
       operations                                   (1,177,871)        (599,891)      (1,805,553)      (1,503,433)

       Other income (expense)                          (39,524)         (61,865)         (80,349)        (101,354)
                                                   -----------       ----------      -----------        ---------
       Net loss from continuing operations          (1,217,395)        (661,756)      (1,885,902)      (1,604,787)

       Loss from discontinued operations                15,013         (248,622)        (129,869)        (322,417)
                                                   -----------       ----------      -----------        ---------
       Net loss                                    $(1,202,382)      $ (910,378)    $( 2,015,771)     $(1,927,204)
                                                   ===========       ==========      ===========        ---------

       Net loss per share                          $     (0.56)      $    (0.55)    $      (0.93)     $     (1.24)
                                                   ===========       ==========     ============        =========

       Average number of common shares
         outstanding                                 2,155,238        1,648,289        2,166,917        1,554,517
                                                   ===========       ==========     ============        =========

5.   INVENTORIES

     As of June 30, 1995, inventories were comprised of sports memorabilia ($208,246) and Cager Classic apparel ($14,578). Inventories are carried at the lower of cost (determined on a first-in, first-out basis) or market. Inventories aggregating $127,896 are held by vendors to which the Company has outstanding accounts payable aggregating $114,039. The inventory of sports memorabilia has been pledged as security to $2,000,000 of promissory notes issued by STELLAR pursuant to a private placement offering dated March 21, 1993.

6.   NOTES PAYABLE AND LONG TERM DEBT

Short term notes payable consists of the following:
     Note payable to company at 10% per annum interest, due
       June 24, 1995, secured by TSSN Common Stock                                          $   550,000
     Note payable to an individual at 15% per annum interest, due
       August 15, 1995, as extended, having 26,000 shares of
       Series C Convertible Preferred Stock as collateral                                       200,000
     Note payable to a related party at 7% per annum interest, due
       December 31, 1995, as extended.                                                           30,000
     Note payable to an individual due June 15, 1995.                                            10,000
     Note payable to a bank at 11.5% per annum interest, payable in monthly installments of $2,200 including interest, due
       August 26,1995.                                                                            4,348
     Note payable to an individual due in December, 1995                                          3,600
                                                                                            -----------
                                                                                            $   804,615
                                                                                            ===========
Long term debt consists of the following:
     Note payable to an individual at 10% per annum interest, payable in monthly installments of $9,914 including interest, with a balloon payment due in February 1998, having land and 27,500
       shares of common stock as collateral.                                                $   448,152
     Note payable to individuals at 8% per annum interest, payable in monthly installments of $3,375 including interest, due in 2001,
       having land, buildings and equipment as collateral.                                      450,843
     Note payable to a partnership at 8% per annum interest, payable in monthly installment of $4,610 including interest, with a balloon payment due in July 1996, having land, buildings and equipment
       as collateral.                                                                           354,140
     Contract payable on purchase of mobile home park at 10.4% per annum interest, payable in monthly installments of $3,500 including
       interest, having the mobile home park as collateral.                                     252,879
     Note payable to individuals at 10% per annum interest, payable in monthly installments of $2,901 including interest, due in 2001,
       having land, buildings and equipment as collateral.                                      254,039
     Note payable to a bank at 10.45% per annum interest, payable in monthly installments of $1,504 including interest, due in 1998, having
       land as collateral.                                                                       50,025
                                                                                            -----------
                                                                                              1,810,078
                                                            Less current portion               (153,227)
                                                                                            -----------
                                                                                            $ 1,656,851
                                                                                            ===========

     On April 10, 1995 the Company borrowed $550,000 from Genesee Cattle Co. ("Genesee"). The promissory note provides that the principal and accrued interest, to be paid at a rate equal to 10% per annum, shall be due and payable on June 24, 1995. The note is secured by all of the common stock of The Sports & Shopping Network, Inc. held by the Company. The note is also personally guaranteed by the Company's President and Chief Executive Officer. In addition, the Company entered into a consulting agreement with Genesee for financial public relations and promotion services through June 9, 1995. The agreement provides for compensation to Genesee of $50,000 payable on or before May 31, 1995. The Company is in default on the note payable to Genesee. The consulting fees also remain unpaid.

     In addition, the Company is in default of the note payable in the amount of $200,000 due August 15, 1995, as extended, which is secured by 26,000 shares of the Company's Series C Convertible Preferred Stock.

Maturities of the long term debt over the next five years are as follows:

                 Year ended June 30,
                 --------------------
                         1996                             $    153,227

                         1997                                  463,481

                         1998                                  341,571

                         1999                                   53,680

                  2000 and thereafter                          798,120
                                                         -------------
                                                         $   1,810,079
                                                         =============


7.   COMMON AND PREFERRED STOCK

     On January 26, 1995, the Board of Directors of EVRO authorized a 20:1 reverse stock split of its common and preferred stock.

     COMMON STOCK - The Company has authorized common stock of 2,500,000 shares without par value, of which 2,471,957 shares were issued at June 30, 1995, of which 458 shares were held in the treasury.

     Restricted common shares issued are valued by management for financial statement reporting purposes at the approximate market price per share less an appropriate discount to account for the inherent lack of marketability.

     In December 1994, the EVRO Corporation adopted a non-qualified 1,000,000 share stock option plan for directors and employees. The stock option plan provides for the granting of shares at market value and payment to be in cash or note payable in two years with interest to accrue at an annual rate equal to that rate of interest from time to time announced by the Internal Revenue Service as its minimum stated interest rate (determined as of the date of the note and thereafter annually on the first business day of each succeeding year).  The note is collateralized by the stock exercised under the option.
On January 4, 1995, the Company granted options to purchase 1,000,000 shares of common stock (50,000 shares after consideration of 20:1 reverse stock split) to its directors and employees at $.125 per share pursuant to the non-qualified stock option plan. During January, 1995, all options were exercised for $10,000 in cash and $115,000 in notes receivable.

     Effective April 18, 1995, the Company adopted the 1995 Employee Stock Compensation Plan (the "Plan"). No shares may be issued after April 15, 2000. The maximum number shares of common stock which may be awarded pursuant to the Plan is 800,000 shares. Awards of common stock may be made as compensation for services rendered, directly or in lieu of other compensation payable, or as a bonus in recognition of past service or performance. As of June 30, 1995, the Company had awarded 550,000 shares of common stock for legal and financial consulting work to be completed over a period of two years. The fair market value of the common stock awards aggregated $1,693,750 based upon the average of the closing bid and ask prices of the common stock on the date of awards which averages ranged from $2.22 to $3.72 per share. The compensation is being allocated over the life of the service contracts. During the three months ended June 30, 1995, compensation aggregating $127,513 was charged to selling, general and administrative expense. The unearned compensation at June 30, 1995 of $1,566,237 is shown as a separate reduction of stockholders' equity. The Company registered 600,000 shares pursuant the Plan with the Securities and Exchange Commission by the filing of two Form S-8's which became effective on April 25, 1995 and June 7, 1995.

     PREFERRED STOCK - The Company has authorized preferred stock of 1,250,000 shares without par value.

     Series C Convertible Preferred Stock - The Board of Directors has established this series with 500,000 shares authorized, with a stated value of $10.00 per share. This series is to be sold to accredited investors through private placements.

     The Series C Preferred Stock has no voting rights except as provided by operation of law and shall not bear dividends. As long as the Series C Preferred Stock is outstanding, the Company cannot without the affirmative vote or the written consent as provided by law of 80% of the holders of the outstanding shares, voting as a class, change the preferences, rights or limitations with respect to the Series C Preferred Stock in any material respect prejudicial to the holders thereof, or increase the authorized number of shares of such Series.

     Shares of Series C Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time on or after April 15, 1996 at a price equal to the sum of $10.00 per share. Each holder of Series C Preferred Stock shall have the right on or before April 15, 1997, to convert each share into fully paid and nonassessable shares of the Company's Common Stock at a conversion price equal to 50% of the Common Stock's market value. The market value shall be determined as follows: (a) if at the time of valuation the Company's Common Stock is listed on any national securities exchange, the average closing price on such exchange for the ten day period prior to conversion, or, if listed on more than one exchange, on the exchange on which the Company's Common Stock shall have the largest total trading volume ; (b) if at the time of valuation, the Company's Common Stock is publicly traded but not listed on any national securities exchange, the average of the average closing bid and asked prices appearing on the National Association of Securities Dealers, Inc. Automated Quotation System (Nasdaq) for the ten day period preceding the conversion date or, if not listed on Nasdaq, the average closing bid and asked prices as reported by the National Quotation Bureau, Inc. or a comparable general quotation service; or (c) if at the time of valuation the Company's Common Stock is not publicly traded, the net book per share as reflected on the Company's audited balance sheet for it's latest fiscal year ending prior to the valuation date. In the event the Series C Preferred Stock in called for redemption, the right of conversion shall cease and terminate at the close of business the day preceding the date fixed for the redemption of such shares.

     At June 30, 1995, the Company had sold 65,500 shares of Series C Preferred Stock Outstanding for $587,485 in cash, net of sales commissions and closing costs of $67,515. In addition, the Company issued 26,000 shares of Series C Preferred Stock to be held as collateral against a $200,000 note payable due August 15, 1995, which is in default, and 3,900 shares of Series C Preferred Stock in settlement of litigation.

     In the event of liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or otherwise, after payment of the debts and other liabilities of the Company and before any distribution shall be made to the holder of any class of the Company's Common Stock, each holder of Series C Preferred Stock shall be entitled to receive, out of the net uses of the Company, the sum of $10.00 in cash for each share of Series C Preferred Stock held subject to the first priority of all holders of Series A 10% Preferred Stock and Series B 8% Preferred Stock to receive $1.00 in cash plus all accrued but unpaid dividends.

Series D Convertible Preferred Stock - The Board of Directors has established this series with 16,800 shares authorized, no par value.

     Pursuant to the acquisition of TSSN, EVRO will issue one share of Series D Preferred Stock for each 100 shares of issued and outstanding Common Stock (See
Note 3; Significant Transactions; Acquisition of The Sports and Shopping Network, Inc.). The Series D Preferred Stock will be issued to all holders of Common Stock of record as of March 27, 1995, except for STELLAR. The Company intends to issue the stock certificates on or about August 28, 1995.

     The Series D Preferred Stock has no voting rights except as provided by operation of law and as long as any Series D Preferred Stock remains outstanding, the Company shall not, without the affirmative vote or written consent of the holders of a majority of the Series D Preferred Stock:

       (a) change the preferences, rights or limitations with respect to the Series D Preferred Stock, or increase the authorized number of shares of such Series, but nothing herein contained shall require such a vote or consent (i) in connection with any increase in the total number of authorized shares of the Corporation's common stock; or (ii) in connection with the authorization, designation, increase or issuance of any class or series of stock holding a ranking subordinate to the Series D preferred stock;

       (b) cause THI to issue additional capital stock;

       (c) pledge, hypothecate or otherwise encumber the THI common stock held by the Company; or

       (d) take any other action which will restrict the Company's ability to conduct the conversion of the Series D Preferred Stock.

Series E Convertible Preferred Stock - The Board of Directors has established this series with 30,000 shares authorized, no par value.

     The holder of each of Series E Preferred Stock is entitled to one vote on each matter with respect to which a vote is required of the shareholders of the Company's Common Stock. As long as the Series E Preferred Stock is outstanding, the Company cannot without the affirmative vote or the written consent as provided by law of 80% of the holders of the outstanding shares, voting as a class, change the preferences, rights or limitations with respect to the Series E Preferred Stock in any material respect prejudicial to the holders thereof, or increase the authorized number of shares of such Series. Series E Preferred Stock shall not bear dividends.

     Each holder of Series E Preferred Stock shall have the right, at his option, at any time after the Company increases its authorized common shares, to convert each share into fully paid and nonassessable shares of the Company's Common Stock at a conversion ratio of 100 shares of Common Stock for each share of Series E Preferred Stock.

     In the event of liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or otherwise, after payment of the debts and other liabilities of the Company and before any distribution shall be made to the holder of any class of the Company's Common Stock, each holder of Series E Preferred Stock shall be entitled to receive, out of the net uses of the Company, the sum of $1.00 in cash for each share of Series E Preferred Stock held subject to the first priority of (a) all holders of Series A 10% Preferred Stock and Series B 8% Preferred Stock to receive $1.00 in cash plus all accrued but unpaid dividends; (b) all holders of Series C Preferred Stock to receive $10.00 per share in cash; and (c) all holders of Series D Preferred Stock to receive, on a pro rata basis, the Company's shares of capital stock of THI.

Series F Convertible Preferred Stock - The Board of Directors has established this series with 1,680 shares authorized, no par value.

As of June 30, 1995, the Company had issued 1,274 shares of Series F Preferred Stock to STELLAR (See Note 3; Significant Transactions; Acquisition of The Sports and Shopping Network, Inc.).

     The holder of each of Series F Preferred Stock is entitled to 1,000 votes on each matter with respect to which a vote is required of the shareholders of the Company's Common Stock. As long as the Series F Preferred Stock is outstanding, the Company cannot without the affirmative vote or the written consent as provided by law of 80% of the holders of the outstanding shares, voting as a class, change the preferences, rights or limitations with respect to the Series F Preferred Stock in any material respect prejudicial to the holders thereof, or increase the authorized number of shares of such Series. Series F Preferred Stock shall not bear dividends.

     Each holder of Series F Preferred Stock shall have the right, at his option, at any time after the Company increases its authorized common shares, to convert each share into fully paid and nonassessable shares of the Company's Common Stock at a conversion ratio of 10,000 shares of Common Stock for each share of Series F Preferred Stock.

     In the event of liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or otherwise, after payment of the debts and other liabilities of the Company and before any distribution shall be made to the holder of any class of the Company's Common Stock, each holder of Series F Preferred Stock shall be entitled to receive, out of the net uses of the Company, the sum of $1.00 in cash for each share of Series F Preferred Stock held subject to the first priority of (a) all holders of Series A 10% Preferred Stock and Series B 8% Preferred Stock to receive $1.00 in cash plus all accrued but unpaid dividends; (b) all holders of Series C Preferred Stock to receive $10.00 per share in cash; (c) all holders of Series D Preferred Stock to receive, on a pro rata basis, the Company's shares of capital stock of THI; and (d) all holders of Series E Preferred
Stock to receive $1.00 per share in cash.

8.  MATERIAL TRANSACTIONS WITH RELATED PARTIES

     During the six months ended June 30, 1995 and 1994, STELLAR charged TSSN $625,000 and $575,000, respectively, for management and accounting services which were accrued to Amounts Due to Affiliates. For the six months ended June 30, 1994, TSSN accrued interest at 7% per annum ($44,034) on to a note payable to STELLAR dated December 31, 1993 in the principal amount of $1,258,116. The accrual was made directly to Amounts Due to Affiliates. During the six months ended June 30, 1995 and 1994, TSSN made net cash payments to STELLAR of $358,668 and $46,034, respectively. As of June 30, 1995, Amounts due to STELLAR aggregated $391,603.

     During the four months ended June 30, 1995, The Company repaid certain advances from and made advances, net, to ACL aggregating $98,339. As of June 30, 1995, the advances due from ACL aggregated $73,789.

     During the four months ended June 30, 1995, the Company paid Dale A. Fullerton, former Chairman of the Board, President and former majority shareholder of the Company $15,201 for the purchase of 166 shares of common stock of the Company to be held in treasury. Such amounts were paid pursuant to a settlement agreement between Fullerton and EVRO Corporation entered into during June 1994.


9.  DISCONTINUED OPERATIONS

     Lintronics has been engaged in the business of the development, manufacture and sale of medical scanning devices used to assist physicians in the detection of breast abnormalities. During 1993, Lintronics was advised by the U. S. Food and Drug Administration ("FDA") that the FDA deemed transillumination devices, including Lintronics' products, to be non-efficacious and that Lintronics must discontinue the manufacture and sale of its transillumination products until further clinical trials are successfully completed under the FDA's IDE process and determined to be substantially equivalent to legally marketed products. Following this determination by the FDA, Lintronics planned to use third party, foreign, subcontract facilities to manufacture its product and to use Imaging Technologies, Inc. ("Imaging"), a foreign subsidiary, wholly-owned by Lintronics to market and distribute its video breast imaging systems in the foreign marketplace. Recent developments within the FDA have indicated a decision to classify all transillumination devices as a Class III device, according to a report in the January 13, 1995 issue of Federal Register . In that publication, it was stated that "FDA concluded that the transillumination devices are not clinically effective for the diagnosis or detection of breast cancer or other breast abnormalities or conditions, and that the use of the technique may contribute to the delay of detection of lesions in the early stages of cancer, when the disease is most treatable. At this time, therefore, the distribution of breast transillumination devices or any multipurpose transillumination device that is labeled, promoted, or intended for use in the breast is in violation of the law, regardless of whether the device is labeled for independent use or adjunctive use with mammography. FDA has initiated enforcement actions against manufacturers who have continued to distribute transilluminators". With this FDA pronouncement, and Imaging's inability to establish a foreign distribution network for Lintronics' product line, Lintronics plans to discontinue its operation with respect to light imaging devices. The operations of Imaging and EVRO Trading, a related company, have been reflected as discontinued operations in the Consolidated Financial Statements for the three months and six months ended June 30, 1995 and Condensed Proforma Combined Statements of Operations for the three months and six months ended June 30, 1995 and 1994.

     On February 22, 1994, the Company purchased 60% of the issued and outstanding shares of common stock of Good Health. Good Health specializes in providing health information programming designed for physician waiting rooms, and also provides a unique, out-of-home advertising medium for consumer and pharmaceutical companies. During 1994, Good Health's efforts to obtain funding for equipment leasing and sign up sufficient advertisers to underwrite its programming were unsuccessful. These shortcomings and the significant losses generated by the operation caused the Company to begin efforts to dispose of Good Health in early 1995. Accordingly, the operations of Good Health have been reflected as discontinued operations in the Unaudited Consolidated Financial Statements for the three months and six months ended June 30, 1995 and Condensed Proforma Combined Statements of Operations for the three months and six months ended June 30, 1995 and 1994.

10.  ADDITIONAL CASH FLOW STATEMENT INFORMATION

     The noncash effect of the acquisition of TSSN is summarized below:

          INCREASE IN ASSETS:
            Notes receivable (current portion)                         $     30,795
            Other receivables                                                44,690
            Prepaid expenses and deposits                                    18,238
            Net current assets of discontinued operations                    12,959
              Increase in current assets                                    109,031
            Property and equipment                                        3,456,725
            Notes receivable (less current portion)                         135,000
            Investment in partnership                                        30,405
            Unamortized goodwill                                          3,282,237
             Net other assets of discontinued operations                     34,378
                                                                       ------------
              Total increase in assets                                    7,045,427
                                                                       ------------
          INCREASE IN LIABILITIES:
            Notes payable and current portion of
              long-term debt                                                404,619
            Accounts payable                                                186,319
            Amounts due to affiliates                                        24,550
            Other current liabilities                                       353,421
            Net current liabilities of discontinued
              operations                                                    259,125
                                                                       ------------
              Increase in current liabilities                             1,228,029
            Long-term debt                                                1,721,016
            Refundable memberships                                           39,920
            Net long-term debt of discontinued
              operations                                                     10,260
                                                                       ------------
              Total increase in liabilities                               2,990,225
                                                                       ------------
          CHANGE IN STOCKHOLDERS' EQUITY:
            Issuance of Series D Convertible Preferred
              Stock (16,985 shares)                                       4,084,153
            Issuance of Series E Convertible Preferred
              Stock (30,000 shares)                                          30,000
            Common stock                                                  2,137,804
            Additional paid in capital                                   (2,167,804)
            Treasury Stock                                                  (26,602)
                                                                       ------------
              Total increase in stockholders' equity                      4,057,551
                                                                       ------------
              Total increase in liabilities and stockholders'
               equity                                                     7,047,776
                                                                       ------------
          CASH ACQUIRED                                               $       2,349
                                                                       ============

     Other noncash transactions which occurred during the six months ended June 30, 1995 are as follows:

              Common stock issued pursuant to the 1995
                Employee Stock Compensation Plan
                (550,000 shares)                                         $ (1,693,750)

              Compensation earned during the period                           127,513
              Unearned compensation as of June 30, 1995                     1,566,237


              Issuance of Series C Convertible Preferred
                Stock (260,000 shares as collateral for
                a note payable and 39,000 in settlement of
                litigation)                                                  (299,000)
              Common stock                                                    260,000
              Selling, general and administrative costs                        39,000


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION


GENERAL OVERVIEW

         On March 14, 1995, the Company acquired 98% of the issued and outstanding common shares of The Sports & Shopping Network, Inc., a Florida corporation, from The Stellar Companies, Inc., a Florida corporation ("STELLAR"). In connection with the acquisition of the controlling interest in TSSN, EVRO agreed to issue 16,759,038 shares of EVRO's common stock, or 90.8% of the Company's 18,457,037 shares of common stock which will then be issued and outstanding. EVRO issued STELLAR 500,000 shares of common stock at the closing and has agreed to issue the remaining shares following completion of an increase in EVRO's authorized shares of common stock.

         On April 19, 1995, EVRO requested that STELLAR return to it the 500,000 shares of common stock. In exchange for returning 500,000 shares of common stock, EVRO agreed to issue 1,000,000 additional shares of its restricted common stock immediately following EVRO successfully increasing its authorized common stock. In addition, EVRO agreed to issue to STELLAR 500 shares of Series F Convertible Preferred Stock ("Series F Preferred Stock") and, from time to time, additional Series F Preferred Stock in an amount equal in voting rights with any subsequent shares of common stock or preferred stock issued by the Company. The Series F Preferred Stock is convertible, at the option of holder, into shares of the Company's restricted common stock following completion of an increase in EVRO's authorized shares of common stock on a 10,000 for 1 basis. STELLAR has informed the Company that it intends to convert all Series F Preferred Stock it holds upon EVRO completing the increase in the authorized shares of common stock. Each share of Series F Preferred Stock entitles the holder thereof to one thousand votes on each matter with respect to which a vote is required of the holders of EVRO's common stock. Any common shares issued to STELLAR pursuant to the conversion of the Series F Preferred Stock reduces the obligation of EVRO to issue STELLAR the 17,759,038 shares of restricted common stock, as amended, following completion of an increase in EVRO's authorized shares of common stock. During the period April 1, 1995 through June 30, 1995, EVRO issued 550,000 shares of common stock pursuant to the EVRO Corporation 1995 Employee Stock Compensation Plan and 224,000 shares of common stock sold for $162,500 net of legal costs aggregating $12,500, in private placements to accredited investors. As of June 30 1995, STELLAR held 1,274 shares of Series F Convertible Preferred Stock.

     Pursuant to the agreement between EVRO and STELLAR, EVRO will offer to acquire the remaining 2% of TSSN's issued and outstanding shares of common stock held by its minority shareholders in exchange for EVRO's common stock on the same basis as was offered to STELLAR for an aggregate of 281,418 shares of EVRO's common stock.

         EVRO has formed a wholly-owned subsidiary, THI, which owns all of the assets that were owned by EVRO prior to the TSSN acquisition. Pursuant to such acquisition, the holders of record of EVRO's common stock as of March 27, 1995, will be issued a stock dividend consisting of EVRO's Series D Convertible Preferred Stock ("Series D Preferred Stock"), which will have limited voting rights. EVRO has the right, but not the obligation, to redeem the Series D Preferred Stock in exchange for all of THI's issued and outstanding capital stock.

         The Company is currently seeking to raise additional capital through the sale of the Company's capital stock in one or more private equity offerings to primarily fund the TSSN operations. Upon successful completion of the private equity offerings, the Company intends to redeem its Series D Preferred Stock in exchange for all of THI's issued and outstanding capital stock.

         For financial reporting purposes, this transaction was accounted for as a reverse purchase acquisition under which the companies will be recapitalized to include the historical financial information of TSSN and the assets and liabilities of the Company revalued to reflect the market value of the Company's outstanding shares. The market value of the Company's outstanding shares ($4,084,153) was based on the month end trading range of the Company's common stock for the three months, December, 1994 and January and February, 1995. The carrying value of EVRO's assets reflect their approximate fair market value. The cost of the acquisition aggregated $305,000, including
a finders fee of $150,000 and legal costs of $155,000.   The excess purchase
price, including the costs of acquisition, over and the above the net assets of EVRO Corporation was allocated to goodwill. The goodwill is being amortized on a straight line basis over 10 years. No value has been assigned to the minority shareholders of TSSN as the book value of the net assets of TSSN was negative as of March 16, 1995.

         As closing occurred on March 14, 1995, the middle of a month, the accounts of TSSN have been consolidated with the Company as of February 28, 1995, a date that lies within the date on which the transaction was initiated and the date of closing. The cost of acquisition and net income for the period from February 28, 1995 to March 14, 1995 were reduced by imputed interest of $17,903 using a 10% annual rate of interest. The historical financial statements prior to February 28, 1995, included herein, are those of TSSN.

         As described in Note 3; Significant Transactions; Acquisition of The Sports & Shopping Network, Inc., certain elements of the transaction were not completed as of June 30, 1995, such as the issuance of the Series D Preferred Stock to the holders of record of EVRO's common stock as of March 27, 1995 and the issuance 17,759,038 shares of EVRO's common stock to STELLAR and the acquisition of the common stock of TSSN held by the minority shareholders following completion of an increase in EVRO's authorized shares of common stock. To more clearly reflect the effect of the acquisition for financial reporting purposes, and to enhance comparability of the current year's interim financial statements, management has elected to account for this transaction as if all elements of the transaction had been completed as of June 30, 1995.

         The calculations of loss per share for the three months and six months ended June 30, 1995 were based on the weighted average number of shares of follows: (a) for the period January 1, 1995 through March 14, 1995, the number of common shares to be issued to STELLAR (500,000 shares) and (b) for the period from March 14, 1995 through June 30, 1995, the actual number of EVRO shares

         Pursuant to the agreement between EVRO and STELLAR, EVRO will offer to acquire the remaining 2% of TSSN's issued and outstanding shares of common stock held by its minority shareholders in exchange for EVRO's common stock on the same basis as was offered to STELLAR for an aggregate of 281,418 shares of EVRO's common stock.

         EVRO has formed a wholly-owned subsidiary, THI, which owns all of the assets that were owned by EVRO prior to the TSSN acquisition. Pursuant to such acquisition, the holders of record of EVRO's common stock as of March 27, 1995, will be issued a stock dividend consisting of EVRO's Series D Convertible Preferred Stock ("Series D Preferred Stock"), which will have limited voting rights. EVRO has the right, but not the obligation, to redeem the Series D Preferred Stock in exchange for all of THI's issued and outstanding capital stock.

         The Company is currently seeking to raise additional capital through the sale of the Company's capital stock in one or more private equity offerings to primarily fund the TSSN operations. Upon successful completion of the private equity offerings, the Company intends to redeem its Series D Preferred Stock in exchange for all of THI's issued and outstanding capital stock.

         For financial reporting purposes, this transaction was accounted for as a reverse purchase acquisition under which the companies will be recapitalized to include the historical financial information of TSSN and the assets and liabilities of the Company revalued to reflect the market value of the Company's outstanding shares. The market value of the Company's outstanding shares ($4,084,153) was based on the month end trading range of the Company's common stock for the three months, December, 1994 and January and February, 1995. The carrying value of EVRO's assets reflect their approximate fair market value. The cost of the acquisition aggregated $305,000, including a finders fee of $150,000 and legal costs of $155,000. The excess purchase price, including the costs of acquisition, over and the above the net assets of EVRO Corporation was allocated to goodwill. The goodwill is being amortized on a straight line basis over 10 years. No value has been assigned to the minority shareholders of TSSN as the book value of the net assets of TSSN was negative as of March 16, 1995.

         As closing occurred on March 14, 1995, the middle of a month, the accounts of TSSN have been consolidated with the Company as of February 28, 1995, a date that lies within the date on which the transaction was initiated and the date of closing. The cost of acquisition and net income for the period from February 28, 1995 to March 14, 1995 were reduced by imputed interest of $17,903 using a 10% annual rate of interest. The historical financial statements prior to February 28, 1995, included herein, are those of TSSN.

         As described in Note 3; Significant Transactions; Acquisition of The Sports & Shopping Network, Inc., certain elements of the transaction were not completed as of June 30, 1995, such as the issuance of the Series D Preferred Stock to the holders of record of EVRO's common stock as of March 27, 1995 and the issuance 17,759,038 shares of EVRO's common stock to STELLAR and the acquisition of the common stock of TSSN held by the minority shareholders following completion of an increase in EVRO's authorized shares of common stock. To more clearly reflect the effect of the acquisition for financial reporting purposes, and to enhance comparability of the current year's interim financial statements, management has elected to account for this transaction as if all elements of the transaction had been completed as of June 30, 1995.

         The calculations of loss per share for the three months and six months ended June 30, 1995 were based on the weighted average number of shares as follows: (a) for the period January 1, 1995 through March 14, 1995, the number of common shares to be issued to STELLAR (500,000 shares) and (b) for the period from March 14, 1995 through June 30, 1995, the actual number of EVRO shares outstanding. For the three months and six months ended June 30, 1994, the weighted average number of shares for each period was based on the number of EVRO common shares to be issued to STELLAR (500,000 shares) adjusted for the effect of a November 30, 1994 change in the number of issued shares of TSSN held by STELLAR.

HISTORIC EVRO GENERAL OVERVIEW

         In 1994, Lintronics Technologies, Inc. ("Lintronics"), a wholly-owned subsidiary of Technology Holdings, Inc. ("THI"), which is a wholly-owned subsidiary of the Company, planned to use third party, foreign, subcontract facilities to manufacture its product and to use Imaging Technologies, Inc. ("Imaging"), a foreign subsidiary, wholly-owned by Lintronics to market and distribute its video breast imaging systems in the foreign marketplace. The Company also announced a potential joint venture with a foreign research and development firm specializing in light imaging. In January 1995, the FDA made a pronouncement that all transillumination devices are not clinical effective for the diagnosis or detection of breast abnormalities or conditions, and that the use of the technique may contribute to the delay of detection of lesions in the early stages of cancer when the disease is most treatable. Therefore, the FDA indicated that it intended to classify all such devices as a Class III device requiring substantial clinical trials and additional costs to the manufacturer. The FDA's decision has forced the Company to reverse its decision to continue the manufacturing and sale of its transillumination devices through a foreign network.

         In June 1994, the Company formed EVRO Trading Corporation as a wholly-owned subsidiary for the purpose of establishing an international distribution network to distribute medical equipment and supplies. On March 1, 1995 it was determined by THI and the Company that further funding of EVRO Trading would be halted as no significant products had been sold nor had a distribution network been established. Subsequently a dispute arose between THI and the Company, and the President of EVRO Trading in which certain claims were asserted by both parties. As a part of a settlement agreement entered into on March 24, 1995 with the President of EVRO Trading, THI transferred ownership of 55% of the common stock of EVRO Trading to him in exchange for an arrangement whereby the Company would maintain a 45% interest in the common stock of EVRO Trading, with no obligation for additional funding. Both parties also signed mutual general releases and noncompete agreements in connections with the settlement. On March 24, 1995, THI also executed a 10 day secured promissory note ("Note") for $30,776.99 in favor of the President of EVRO Trading which represents amounts due the President of EVRO Trading and consultant for back salary, fees and expenses. The Note was secured by the remaining 45% of the common stock of EVRO Trading ("Security"). On April 3, 1995, THI defaulted on the Note and surrendered the Security to the President of EVRO Trading.

         The operations of Imaging and EVRO Trading, a related company, have been reflected as discontinued operations in the Consolidated Financial Statements for the three months and six months ended June 30, 1995.

         During 1994, the Company acquired 60% of the issued and outstanding common stock of The Good Health Channel, Inc. ("Good Health"). Good Health specializes in providing health information programming designed for physician waiting rooms, and also provides a unique, out-of-home advertising medium for consumer and pharmaceutical companies. During 1994, Good Health's efforts to provide funding for equipment leasing and sign up sufficient advertisers to underwrite its programming were unsuccessful. These shortcomings and the significant losses generated by its operations caused the Company to begin efforts to dispose of Good Health in early 1995. On April 28, 1995, Good Health and THI entered into an Asset Purchase Agreement (the "Agreement") to sell significantly all of the assets of Good Health and certain noncompete covenants of Good Health, THI and D. Jerry Diamond to Better Health Network, Inc., a Florida corporation for consideration of $25,000 cash and a contingent promissory note of up to $1,575,000. The promissory note does not accrue interest and is payable from gross revenues of the buyer in monthly installments equal to 3% of gross revenues of the preceding calendar month, determined based upon the cash method of accounting, reduced for sales tax, if any, and adjusted for customer refunds and credits, until THI has received $100,000 and thereafter equal to 2% of the gross revenues until THI has received the remaining balance under the note. No gain or loss will result from this transaction as the carrying value of the assets approximately equal to the cash consideration of $25,000. The ultimate collection of the contingent promissory note is uncertain and largely dependent upon the success of Better Health Network, Inc. in establishing future profitable operations. Accordingly, the Company has utilized the cost recovery method of accounting for this transaction. Any payments received pursuant to the promissory note will be recognized as income upon receipt. The operations of Good Health have been reflected as discontinued operations in the Unaudited Consolidated Financial Statements for the three months and six months ended June 30, 1995.

         In July, 1994, the Company entered into an Agreement with Three Rios, Ltd. to acquire a 46-acre recreational vehicle campground. Prior to the closing of the Agreement, the Company assigned its rights to acquire the campground to Tres Rivers, Inc., a Texas corporation ("Tres Rivers"). Tres Rivers incurred losses during the remainder of 1994 related to the acquisition itself as well as costs related to administrative start-up and ongoing maintenance and repair. In the first quarter of 1995, Tres Rivers' off-season, Tres Rivers also incurred losses related to maintenance, repair and administrative costs.

PLAN OF OPERATION

         TSSN and its subsidiaries are all considered to be in the development stage as defined in Financial Accounting Standard No. 7. TSSN is engaged in the development of a television shopping network specializing in the marketing of sports memorabilia, apparel and related merchandise through satellite, television broadcasting stations and cable networks. In November 1994, TSSN initiated the sale of sports memorabilia on a limited basis (6 to 21 hours per week) through a contractual arrangement with ViaTV Network located in Knoxville, Tennessee. Initially the broadcast was limited to satellite only homes; however, beginning in January 1995, TSSN sales programming was broadcast over the Nostalgia Network for 6 hours per week. While these sales activities confirmed the viability of TSSN's programming, the operations were discontinued in late February 1995 until TSSN could obtain broadcasting capability and distribution at more favorable economic costs.

         TSSN currently has no employees. TSSN's officers are employees of and are compensated by STELLAR. STELLAR provides management services pursuant to a Management Services Agreement (the "Agreement"). STELLAR provides to TSSN personnel, supplies, equipment, technical office, administrative and accounting services, management expertise, and other resources. Fees accrued for these services aggregated $625,000 and $575,000 for the six months ended June 30, 1995 and 1994, respectively. As TSSN initiates its business plan, Management expects to hire 2 to 6 employees.

         The Company intends to acquire the technical capabilities necessary to broadcast its programming across America. On April 26, 1995, EVRO entered into a binding Letter of Indent (which was modified on May 5, 1995) to acquire America's Collectible Network, Inc. ("ACN") and to merge ACN into TSSN. ACN is a 24 hour per day television shopping network. Currently, ACN broadcasts its programming primarily on Satellite which is available in 4,500,000 households. ACN has specialized in selling high-end and custom made jewelry and gemstones as well as unique collectibles and limited sports related merchandise. ACN has approximately 45 employees. The transaction has been placed on hold as ACN would quality as a significant subsidiary as defined by the Securities Acts of 1933 and 1934. ACN is unable to provide the Company with required audited financial statements for a fiscal year period prior to the acquisition. The parties continue to explore other contractual arrangements that may result in the eventual acquisition of ACN in mid 1996.

         On August 28, 1995, the Company entered into an agreement to acquire Winsat Communication Corporation ("Winsat") based in Largo, Florida. Winsat provides satellite communications, consulting and broadcasting support to the television industry. This year, Winsat has provided uplink services for the Outdoor Channel, Billy Graham World Crusade from Puerto Rico, Miss Tennessee Pageant, Miss Florida Pageant, Video Catalog Channel, Shop at Home, ACN, Martin Marietta Aerospace and many others. The acquisition of Winsat will provide additional technical capabilities to TSSN toward solidifying the Company's ability to broadcast TSSN programming using our own facilities. On August 31, 1995, the Company executed a lease agreement to lease a 9,000 square foot television studio complex with sound stages and production equipment located in Altamonte Springs, Florida. Combining the technical capabilities of Winsat with the operating television studio facility will provide the Company with the infrastructure necessary to broadcast its programming across America. During 1955, TSSN intends to acquire an independent television network and/or the purchase of time from independent cable and television networks to provide distribution beyond primary satellite only to television broadcast stations and cable networks.

RESULTS OF OPERATIONS

         Following is a discussion of the Company's results of operations for the three month and six month periods ended June 30, 1995 and 1994. The Company's net loss increased from $378,000 during the three months ended June 30, 1994 to $1,195,000 for the same period in 1995. The Company's net loss increased from $778,000 during the six months ended June 30, 1994 to $1,844,000 for the same period in 1995. Such changes are primarily attributed to (a) the loss from operations of historic EVRO and its subsidiaries for the period March 1, 1995 through June 30, 1995 ($365,000), (b) increased accounting, legal, and financial consulting services and other costs incurred to support the Company's acquisition and financing activities ($472,000), (C) the loss on sale of sports memorabilia in January and February 1995 ($131,000) and (d) the amortization of the goodwill relating to the acquisition of EVRO ($50,000).

         Revenues from memberships and other reflect the operations of historic EVRO and its subsidiaries since February 28, 1995. Revenues from product sales ($176,000) for the 1995 periods reflect the sale of sports memorabilia through a contractual arrangement with ViaTV Network located in Knoxville, Tennessee during January and February. Certain of the sales were not shipped until the second quarter of 1995. The cost of sales of sports memorabilia was $160,000. The cost of sales was approximately 30-35% higher than would normally be expected due to the high costs of sports memorabilia inventory acquired at the time TSSN and its subsidiaries were founded and high product costs directly attributable to the initial low sales volume levels. Broadcasting and distribution costs (included in selling, general and administrative costs during the three months ended March 31, 1995) were $147,000. Broadcasting and distribution costs were expensed as incurred with no allocation to sales backlog.

         Selling, general and administrative expenses for the six months ended June 30, 1995 are comprised of (a) costs of $317,000 attributable to TSSN and its subsidiaries, (b) costs of $400,000 attributable to historic EVRO and its subsidiaries, and (C) costs of $472,000 for legal, accounting and consulting services and other costs incurred in support of the Company's acquisition and financing activities.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred operating losses in 1993, 1994 and for the three months ended June 30, 1995 which have adversely reduced the Company's liquidity and capital resources. In addition, TSSN will require substantial capital infusion to fully establish its operations. The ability of the Company to continue as a going concern is dependent upon the successful completion of a private equity offering and attaining future profitable operations. The Company currently expects to complete one or more private equity placements to provide the necessary capital to establish its operations by late fall. There is no assurance that the Company will be successful in its private equity offering. If the Company is not successful in completing these private equity placements, then there will be serious doubts whether the Company will be able to continue as a going concern. EVRO, prior to the acquisition of TSSN, met its operating cash requirements from loans from American Clinical Labs, Inc., the majority shareholder prior to the acquisition of TSSN, and stock sales and related transactions.

         THI's two remaining operating subsidiaries, Treasure Rockhound and Tres Rivers, principally meet their cash requirements from operations. Improvements to the operations are paid for from cash flow from operations and borrowing.

         The Company is not currently generating positive cash flow and may not for the remainder of 1995. The Company's ability to generate adequate cash to meet its needs has been dependent upon the sale of the Company's common stock for cash and the conversion of debt and expenses to equity from the Company's common and preferred stock. While Management of the Company expects that cash generated from its subsidiaries' operations and private equity placements will fulfill its cash requirements for 1995, it cannot predict the outcome of any ongoing financial arrangements.

ITEM 6.  EXHIBITS, REPORTS ON FORM 8-K

(A)  EXHIBITS

                                                                                              Sequentially
EXHIBIT #     DESCRIPTION OF DOCUMENT                                                        Numbered Pages
- ---------     -----------------------                                                        --------------
10.1          Promissory Note of EVRO Corporation ("Debtor") payable                               28
              to the order of Genesee Cattle Co. ("Holder") for the principal sum of $550,000.

10.2          Escrow Agreement, dated April 10, 1995, by and among Genesee                         29
              Cattle Co. ("Creditor"), EVRO Corporation, and Scolaro,
              Shulman, Cohen, Lawler, & Berstein, P.C. ("Escrow Agent")

27            Financial Data Schedule (for SEC use only)                                           34


(B)  REPORTS ON FORM 8-K

Form 8-K dated April 26, 1995 reporting a Binding Letter of Intent to acquire America's Collectibles Network, Inc. ("ACN") and to merge ACN into The Sports
& Shopping Network, Inc. and that on April 28, 1995, The Good Health Channel, Inc. ("TGHC") and Technology Holdings, Inc. ("THI"), subsidiaries of EVRO Corporation, entered into an Asset Purchase Agreement to sell certain assets of TGHC and certain noncompete covenants of TGHC, THI, and D. Jerry Diamond to Better Health Network, Inc.





                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                EVRO CORPORATION


Date      August 31, 1995                       By   /s/ O. Don Lauher
     ---------------------------------            -------------------------
                                                         O. Don Lauher
                                                   Chief Financial Officer