Form 10QSB
period 1995-09-30
EVRO CORP
filed 1995-11-22
CIK 33115

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-QSB

         (Mark One)
         [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended      September 30, 1995
                                                -------------------------------

         [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 EXCHANGE ACT
                 For the transition period from               to
                                               ---------------  ---------------

                         Commission File No. 0-7870
                                             ------

                              EVRO CORPORATION
--------------------------------------------------------------------------------
               (Name of Small Business Issuer in Its Charter)

                 Florida                                  59-3229961
------------------------------------------     ---------------------------------
    (State of Other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                    Identification No.)

   7501 W. Irlo Bronson Memorial Hwy., Suite 105, Kissimmee, Florida 34747
--------------------------------------------------------------------------------
            (Address of Principal Executive Offices)   (Zip Code)


                               (407) 397-0550
--------------------------------------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)


             3101 SW 34th Avenue 905-427, Ocala, Florida  34474
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

                           Yes   X         No
                                ---           ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 1995, the Company had 2,497,957 shares of Common Stock outstanding, no par value.

                                EVRO CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1995
                                  (Unaudited)


                                     ASSETS

      CURRENT ASSETS:
       Cash                                                                           $     84,079
       Notes receivable (current portion)                                                  175,000
       Other receivables                                                                   154,724
       Inventories - net                                                                   222,824
       Prepaid expenses                                                                     29,530
       Net current assets of discontinued operations                                             0
                                                                                      ------------
         Total current assets                                                              666,157
                                                                                      ------------
      PROPERTY AND EQUIPMENT
       (less accumulated depreciation of $ 437,895)                                      3,447,965
                                                                                      ------------
      INVESTMENTS AND OTHER ASSETS:
       Notes receivable (less current portion)                                              20,000
       Investments and loan receivable                                                     231,143
       Proprietary technology                                                              118,412
       Unamortized goodwill                                                              3,306,733
       Other - net                                                                           7,644
       Net other assets of discontinued operations                                               0
                                                                                      ------------
         Total other assets                                                              3,683,932
                                                                                      ------------
       TOTAL ASSETS                                                                   $  7,798,054
                                                                                      ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
      CURRENT LIABILITIES:
       Notes payable and current portion of long-term debt                            $  1,516,219
       Accounts payable                                                                    515,202
       Amounts due to affiliates
         The Stellar Companies, Inc.                                                       769,118
         American Clinical Labs                                                             13,007
       Other current liabilities                                                           900,245
       Net current liabilties of discontinued operations                                   257,897
                                                                                      ------------
         Total current liabilities                                                       3,971,688

      LONG-TERM DEBT:
       Long-term debt                                                                    1,381,278
       Refundable memberships                                                               40,000
       Net long-term debt of discontinued operations                                             0
                                                                                      ------------
       TOTAL LIABILITIES                                                                 5,392,966
                                                                                      ------------
      STOCKHOLDERS' EQUITY:
       Preferred stock, no par value
         Series C convertible preferred stock                                              954,000
         Series D convertible preferred stock                                            4,084,153
         Series E convertible preferred stock                                               30,000
         Series F convertible preferred stock                                              138,780
         Series I convertible preferred stock                                              955,469
       Common stock, no par value                                                        3,731,962
       Unearned compensation                                                            (2,444,221)
       Accumulated deficit                                                              (5,018,453)
                                                                                      ------------
                                                                                         2,431,690
       Less: Common stock held by Technology Holdings, Inc.
         293 common shares at cost                                                         (26,602)
                                                                                      ------------
       TOTAL STOCKHOLDERS' EQUITY                                                        2,405,088
                                                                                      ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  7,798,054
                                                                                      ============

                See notes to consolidated financial statements

                                EVRO CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                         Three Months Ended              Nine Months Ended
                                                         ------------------              -----------------
                                                     09/30/95        09/30/94        09/30/95         09/30/94
                                                     --------        --------        --------         --------
SALES AND REVENUES
 Memberships and other revenues                   $    526,374     $              $  1,041,592     $
 Product sales                                               0                         176,278             2,147
                                                  ------------     ----------     ------------     -------------
                                                       526,374              0        1,217,870             2,147

COST OF SALES AND REVENUES                             257,871         28,209          740,016            28,483
                                                  ------------     ----------     ------------     -------------
GROSS MARGIN                                           268,503        (28,209)         477,854           (26,336)
                                                  ------------     ----------     ------------     -------------
OPERATING EXPENSES:
 Selling, general and administrative                   873,141        113,646        2,061,806           257,969
 Management and accounting services
   provided by The Stellar Companies, Inc.             312,500        287,500          937,500           862,500
 Depreciation and amortization                          85,204          8,279          213,609            24,839
                                                  ------------     ----------     ------------     -------------
                                                     1,270,845        409,425        3,212,915         1,145,308
                                                  ------------     ----------     ------------     -------------
OPERATING LOSS OF CONTINUING OPERATIONS             (1,002,342)      (437,634)      (2,735,061)       (1,171,644)

OTHER INCOME (EXPENSES)
 Interest expense                                      (25,419)       (22,017)        (112,473)          (66,051)
 Other-net                                              (6,771)                          2,212
                                                  ------------     ----------     ------------     -------------
NET LOSS OF CONTINUING OPERATIONS                   (1,034,532)      (459,651)      (2,845,322)       (1,237,695)

LOSS OF DISCONTINUED OPERATIONS                        (55,476)                        (88,640)
                                                  ------------     ----------     ------------     -------------
NET LOSS                                          $ (1,090,008)    $ (459,651)    $ (2,933,962)    $  (1,237,695)
                                                  ============     ==========     ============     =============

NET LOSS PER SHARE                                $      (0.44)    $    (0.98)    $      (1.29)    $       (2.64)
                                                  ============     ==========     ============     =============
AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                         2,490,396        468,100        2,276,041           468,100
                                                  ============     ==========     ============     =============





                 See notes to consolidated financial statements
                                       3

                                EVRO CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (Unaudited)

                                                                                  Common Stock Held By
                                                         Common Stock           Technology Holdings, Inc.       Preferred Stock
                                                         ------------           -------------------------       ---------------
                                                    Shares            $             Shares       $            Series C    Series D
                                                    ------            -             ------       -            --------    --------
Balance, January 1, 1995                           59,734,634  $       4,953    $             $              $         $

Adjustment to reflect reverse
  purchase acquisition of EVRO
  Corporation                                     (57,536,969)     6,251,957

Issuance of Preferred Series D
  Convertible Preferred Stock, no par
  value (16,985 shares)                                           (4,084,153)                                            4,084,153

Issuance of Preferred Series E
  Convertible Preferred Stock, no par
  value (30,000 shares)                                              (30,000)

Return and cancellation of common
  stock issued to STELLAR in exchange
  for 1,274 shares of Series F Convertible
  Preferred Stock, no par value                      (500,000)        (1,280)

Issuance of 20 shares of Series F
  Convertible Preferred Stock to law firm
  firm in lieu of The Stellar Companies, Inc.

Proceeds from sale of common stock                    224,000        162,500

Proceeds from sale of Series C
  Convertible Preferred Stock,  no par
  value ( 65,500 shares)                                             (67,515)                                  655,000

Common stock issued pursuant to the
  1995 Employee Stock Compensation
  Plan                                                576,000      1,755,500

Series I Convertible Preferred Stock, no par value, issued pursuant to financial consulting agreements

Series C Convertible Preferred Stock
  issued:
    As collateral for note payable
      (26,000 shares)                                               (260,000)                                  260,000
    In settlement of litigation (3,900 shares)                                                                  39,000

Purchase of common stock by
  Technology Holdings, Inc.                                                         293          (26,602)

Stock compensation earned during the
  nine months ended September 30, 1995

Loss for the nine months ended
  September 30, 1995
                                                  -----------  -------------    -------       -----------    --------- -----------
Balance - September 30, 1995                        2,497,665  $   3,731,962    $   293       $  (26,602)    $ 954,000 $ 4,084,153
                                                  ===========  =============    =======       ===========    ========= ===========


                                                        Preferred Stock            Additional
                                                        ---------------             Paid in          Unearned     Accumulated
                                              Series E      Series F   Series I     Capital        Compensation     Deficit
                                              --------      --------   --------   ----------       ------------   -----------
Balance, January 1, 1995                        $          $          $          $   2,167,804      $               $  (2,084,491)

Adjustment to reflect reverse
  purchase acquisition of EVRO
  Corporation                                                                       (2,167,804)

Issuance of Preferred Series D
  Convertible Preferred Stock, no par
  value (16,985 shares)

Issuance of Preferred Series E
  Convertible Preferred Stock, no par
  value (30,000 shares)                          30,000

Return and cancellation of common
  stock issued to STELLAR in exchange
  for 1,274 shares of Series F Convertible
  Preferred Stock, no par value                                1,280

Issuance of 20 shares of Series F
  Convertible Preferred Stock to law firm
  firm in lieu of The Stellar Companies, Inc.                137,500                                     (137,500)

Proceeds from sale of common stock

Proceeds from sale of Series C
  Convertible Preferred Stock,  no par
  value ( 65,500 shares)

Common stock issued pursuant to the
  1995 Employee Stock Compensation
  Plan                                                                                                 (1,755,500)

Series I Convertible Preferred Stock, no
  par value, issued pursuant to financial
  consulting agreements                                                 955,469                          (955,469)

Series C Convertible Preferred Stock
  issued:
    As collateral for note payable
      (26,000 shares)
    In settlement of litigation (3,900 shares)

Purchase of common stock by
  Technology Holdings, Inc.

Stock compensation earned during the
  nine months ended September 30, 1995                                                                    404,248

Loss for the nine months ended
  September 30, 1995                                                                                                   (2,933,962)
                                                ---------  ---------  ---------  -------------      -------------   -------------
Balance - September 30, 1995                    $  30,000  $ 138,780  $ 955,469  $           0      $  (2,444,221)  $  (5,018,453)
                                                =========  =========  =========  =============      =============   =============




                 See notes to consolidated financial statements

                                EVRO CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           Nine Months Ended
                                                                           -----------------
                                                                       09/30/95          09/30/95
                                                                       --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $ (2,933,962)    $ (1,237,695)
Adjustments to reconcile net loss to net cash utilized by
 operating activities:
   Discontinued operations                                                33,164
   Depreciation and amortization                                         213,609           24,839
   Compensation for financial consulting services
     paid in common stock                                                404,248
   Imputed interest related to reverse purchase of
     of EVRO Corporation                                                  17,903
   Settlement of litigation by issuance of common
     stock                                                                39,000
 (Increase) Decrease in other receivables                               (110,034)           4,711
 (Increase) Decrease in inventories                                      (49,905)          25,780
 Decrease in prepaid expenses and deposits                                39,279            3,548
 Increase in accounts payable                                            302,373          174,235
 Increase in other liabilities                                           339,943
                                                                    ------------     ------------
   Net cash used in continuing operations                             (1,704,382)      (1,004,582)
                                                                    ------------     ------------
   Net cash used in discontinued operations                                2,685
                                                                    ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment                                                 (30,231)
Costs of acquiring EVRO Corporation                                     (100,000)
Cash acquired in reverse purchase of EVRO
 Corporation                                                               2,349
Loan to America's Collectibles Network, Inc.                             (50,000)
Investment in Channel America Television
 Network, Inc.                                                          (200,000)
Note receivable                                                           20,795
Other non-current assets                                                  (4,425)
                                                                    ------------     ------------
   Net cash used in investing activities                                (361,512)               0
                                                                    ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable                                                             849,784
Repayment of borrowings                                                  (67,330)
Proceeds from sale of common stock                                       162,500          248,249
Proceeds from sale of Series C Convertible
  Preferred Stock                                                        587,485
Purchase of EVRO common stock                                            (26,602)
Working capital advances from/to affiliates
 The STELLAR Companies, Inc.                                             643,847          755,481
 American Clinical Laboritories, Inc.                                    (11,543)
Repayment of refundable memberships                                        9,080
                                                                    ------------     ------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                             2,147,221        1,003,730
                                                                    ------------     ------------
NET INCREASE (DECREASE) IN CASH                                           84,012             (852)
CASH, BEGINNING OF PERIOD                                                     67              949
                                                                    ------------     ------------
CASH, END OF PREIOD                                                 $     84,079     $         97
                                                                    ============     ============
SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                     $     58,559     $          0
                                                                    ============     ============


                 See notes to consolidated financial statements

                              EVRO CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  GENERAL

         The financial statements of EVRO Corporation ("EVRO" and the "Company") and its subsidiaries as of September 30, 1995, and for the nine months ended September 30, 1995 and 1994, are unaudited and, in the opinion of management reflect all adjustments necessary for a fair presentation of such data. All such adjustments made were of a normal recurring nature, except as more fully described in Notes 3 and 4 to the Consolidated Financial Statements, the Company on March 14, 1995, acquired 98% of the issued and outstanding common shares of The Sports & Shopping Network, Inc., ("TSSN") a Florida corporation. For financial reporting purposes, this transaction was accounted for as a reverse purchase acquisition under which the companies were recapitalized to include the historical financial information of TSSN and the assets and liabilities of the Company revalued to reflect the market value of the Company's outstanding shares. As closing occurred on March 14, 1995, the middle of a month, the accounts of TSSN have been consolidated with the Company as of February 28, 1995, a date that lies within the date on which the
transaction was initiated  and the date of closing.   The historical financial
statements prior to February 28, 1995, included herein,  are those of TSSN.
The Company's significant accounting policies are described in the notes to the December 31, 1994 financial statements and there have been no material changes in significant accounting policies from those described therein. Certain amounts for the prior year have been reclassified to conform to the 1995 presentation.

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


2.  BASIS OF ACCOUNTING

         The consolidated financial statements of EVRO Corporation and its subsidiaries have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses in 1993, 1994 and during the nine months ended September 30, 1995, of $1,703,000, $1,701,000, and $2,934,000, respectively, which have adversely reduced the Company's liquidity and capital resources.

         Notes payable aggregating approximately $1,021,000 are due and payable on or before December 31, 1995. (See Note 6; Notes Payable and Long Term Debt.) In addition, the Company is subject to certain judgments aggregating $162,000 and accelerated lease payments aggregating $20,000, together with certain expenses. (See Note 7; Litigation.)

         The ability of the Company to continue as a going concern is dependent upon the successful completion of private debt and equity offerings and attaining future profitable operations.


3.  SIGNIFICANT TRANSACTIONS

FORMATION OF TECHNOLOGY HOLDINGS INC. - On January 20, 1995, EVRO Corporation organized THI as a Florida corporation, and contributed its assets and liabilities together with 100% of the issued and outstanding common stock of Lintronics, Treasure Rockhound, Tres Rivers, Performance Holdings, Inc. a Florida corporation ("Performance") and EVRO Trading, and 60% of the issued and outstanding common stock of Good Health into THI in exchange for all of the issued and outstanding stock of THI.

ACQUISITION OF THE SPORTS & SHOPPING NETWORK, INC. - On March 14, 1995, the Company acquired 98% of the issued and outstanding common shares of The Sports & Shopping Network, Inc., a Florida corporation, from The STELLAR Companies, Inc., a Florida corporation ("STELLAR"). In connection with the acquisition of the controlling interest in TSSN, EVRO agreed to issue 16,759,038 shares of EVRO's common stock, or approximately 77% of the issued and outstanding stock of EVRO after issuance of all common shares relating to this transaction. EVRO issued STELLAR 500,000 shares of common stock at closing and agreed to issue the remaining shares following completion of an increase in EVRO's authorized shares of common stock.

     On April 19, 1995, EVRO requested that STELLAR return to it the 500,000 shares of common stock. In exchange for returning 500,000 shares of common stock, EVRO agreed to issue 1,000,000 additional shares of its restricted common stock immediately following EVRO successfully increasing its authorized common stock. In addition, EVRO agreed to issue to STELLAR 500 shares of Series F Convertible Preferred Stock ("Series F Preferred Stock") and, from time to time, additional Series F Preferred Stock in an amount equal in voting rights with any subsequent shares of common stock or preferred stock issued by the Company. The Series F Preferred Stock is convertible, at the option of the holder, into shares of the Company's restricted common stock following completion of an increase in EVRO's authorized shares of common stock on a 10,000 for 1 basis. STELLAR has informed the Company that it intends to convert all Series F Preferred Stock it holds upon EVRO completing the increase in the authorized shares of common stock. Each share of Series F Preferred Stock entitles the holder thereof to one thousand votes on each matter with respect to which a vote is required of the holders of EVRO's common stock. Any common shares issued to STELLAR pursuant to the conversion of the Series F Preferred Stock reduces the obligation of EVRO to issue STELLAR the 17,759,038 shares of restricted common stock, as amended, following completion of an increase in EVRO's authorized shares of common stock. During the period April 1, 1995 through September 30,

1995, EVRO issued 576,000 shares of common stock pursuant to the EVRO Corporation 1995 Employee Stock Compensation Plan and 224,000 shares of common stock sold for $162,500, net of legal costs aggregating $12,500, in private placements to accredited investors. The Company issued 20 shares of Series F Preferred Stock to a law firm in lieu of issuance of such shares to STELLAR. As of September 30, 1995, STELLAR held 1,280 shares of Series F Convertible Preferred Stock.

     In the event of liquidation or dissolution of the Company, whether voluntary or otherwise, after payment of the debts and liabilities of the Company and before any distribution shall be made to the holder of any class of common stock of the Company, STELLAR shall be entitled to receive $1.00 per share of Series F Convertible Preferred Stock in cash (an aggregate of $1,274 as of June 30, 1995), subject to the first priority of all holders of the Company s Series A 10% Convertible Preferred Stock, Series B 8% Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock.

     On October 6, 1995, the Company entered into an Escrow/Earn Out Agreement (the "Escrow/Earn Out Agreement"), by and among Stellar, the Company and the escrow agent named therein, which agreement provides that 2,126,000 shares of the 17,759,038 shares to be received by Stellar immediately following the Company successfully increasing its authorized common stock are to be returned to the Company in exchange for the Company assuming the obligation for payment of certain legal and financial consulting services. In addition, the Escrow/Earn Out Agreement provides for the deposit of 9,000,000 shares of the remaining 15,633,038 shares of restricted common stock to be issued to STELLAR into escrow, to be released pro rata upon the Company achieving net earnings of $5,000,000. Any and all shares held in escrow which are not issued to STELLAR pursuant to the Escrow/Earn Out Agreement on or before December 31, 2000 shall be returned to the Company.

     Pursuant to the agreement between EVRO and STELLAR, EVRO will offer to acquire the remaining 2% of TSSN's issued and outstanding shares of common stock held by its minority shareholders in exchange for EVRO's common stock on the same basis as was offered to STELLAR for an aggregate of 281,418 shares of EVRO's common stock.

     On January 12, 1995, EVRO purchased the option to acquire TSSN from Boyar Holdings, Inc. ("BHI"). Pursuant to the Assignment of Option Agreement, EVRO agreed to issue to BHI 30,000 shares of the Company's Series E Convertible Preferred Stock ("Series E Preferred Stock") which shall be convertible into 3,000,000 shares of the Company's restricted common stock following completion of an increase in EVRO's authorized shares of common stock. In the event of liquidation or dissolution of the Company, whether voluntary or otherwise, after payment of the debts and liabilities of the Company and before any distribution shall be made to the holder of any class of common stock of the Company, the holders of the Series E Preferred Stock shall be entitled to receive $1.00 per share in cash (an aggregate of $30,000), subject to the first priority of all holders of the Company s Series A 10% Convertible Preferred Stock, Series B 8% Preferred Stock, Series C Convertible Preferred Stock, and Series D Convertible Preferred Stock.

     In conjunction with the TSSN acquisition, American Clinical Labs, Inc. ("ACL") the holder, as of November 2, 1995, of 527,719 shares of EVRO's common stock, provided to STELLAR an irrevocable power of attorney and proxy with full power of substitution, to represent ACL or any assignee thereof at all regular and special meetings of shareholders, or in connection with any other shareholder action of EVRO, but only in ACL's capacity as the owner of record of, and to vote the shares of the common stock of the Company which are owned by ACL ("the Shares"). This power of attorney is effective to the date the Shares represent less than five percent (5%) of the Company's issued and outstanding shares of common stock.

     EVRO has formed a wholly-owned subsidiary, THI, which owns all of the assets that were owned by EVRO prior to the TSSN acquisition. Pursuant to such acquisition, the holders of record of EVRO's common stock as of March 27, 1995, were issued a stock dividend consisting of EVRO's Series D Convertible Preferred Stock ("Series D Preferred Stock"), which will have limited voting rights. EVRO has the right, but not the obligation, to redeem the Series D Preferred Stock in exchange for all of THI's issued and outstanding capital stock. In the event of liquidation or dissolution of the Company, whether voluntary or otherwise, after payment of the debts and liabilities of the Company and before any distribution shall be made to the holder of any class of common stock of the Company, the holders of the Series D Preferred Stock shall be entitled to receive all of the THI Common Stock owned by the Company, subject to the first priority of all holders of the Company s Series A 10% Convertible Preferred Stock, Series B 8% Preferred Stock, and Series C Convertible Preferred Stock.

     THI is entitled to receive on an annual basis that number of shares of EVRO's voting common stock ("Special Shares") equal to 20% of the average total assets of THI over a twelve month period (March 14 through the following March 13 each year) divided by Two Dollars($2.00). THI's right to receive the Special Shares provided is earned pro rata over the applicable twelve month period. Such entitlement would cease upon the redemption of the Series D Preferred Stock. STELLAR has the right to purchase from THI any Special Shares of EVRO's common stock received until June 30, 1997 for an amount equal to the greater of Two Dollars ($2.00) per share or 50% of the bid price of EVRO's then publicly traded stock as of the end of the month preceding STELLAR's exercise of its right to purchase. EVRO is prohibited from pledging, hypothecating or otherwise encumbering its shares of THI's capital stock.

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

ACQUISITION OF AMERICA'S COLLECTIBLES NETWORK, INC.

       On April 26, 1995, EVRO entered into a binding Letter of Intent (which was modified on May 5, 1995) to acquire America's Collectibles Network, Inc. ("ACN") and to merge ACN into TSSN, an EVRO subsidiary, in exchange for a requisite number of EVRO's preferred stock which shares would be convertible into 1,850,000 shares of EVRO's restricted common stock upon EVRO successfully increasing its authorized shares of common stock to at least 35,000,000 shares. The Company terminated the agreement as ACN would qualify as a significant subsidiary as defined by the Securities Acts of 1933 and 1934 and that ACN was unable to provide the Company with required audited financial statements for a fiscal year period prior to acquisition.

     EVRO paid to ACN a $50,000 non-refundable deposit, together with a loan in the amount of $50,000. The loan is payable on demand on June 2, 1996 without interest and is secured by ACN s inventories. The non-refundable deposit has been charged to selling, general and administrative expense in the Consolidated Statement of Operations during the quarter ended September 30, 1995.

ACQUISITION OF WINSAT COMMUNICATION CORPORATION

     On August 25, 1995, the Company executed an agreement to merge WinSAT Communication Corporation ("WinSAT"), a Florida corporation based in Largo, Florida, into a wholly-owned subsidiary of the Company to be formed prior to the merger, in exchange for such number of shares of a yet to be designated series of preferred stock which shall be convertible into 86,000 shares of restricted Common Stock upon the date which the Company increases its authorized shares of Common Stock to at least 35,000,000 shares, and for $60,000 cash payable as of the date of the merger. The merger agreement may be terminated by either party after September 30, 1995, if no merger has taken place as of that date, or may be extended to December 31, 1995. As of November 14, 1995, the merger agreement has not been extended or terminated. The merger is conditioned upon the continued employment after the merger of Frankie S. Winsett, President of WinSAT, by WinSAT or the Company.

     WinSAT is a small corporation which owns four mobile satellite uplink facilities and is managed by Frankie S. Winsett. The Company has agreed to acquire WinSAT primarily to obtain WinSAT's uplink facilities and the services of Mr. Winsett who has experience in satellite communications and broadcasting in the television industry. If successful, the acquisition of WinSAT will provide the Company and TSSN with the capability to broadcast programming through the four mobile satellite uplink facilities.

ACQUISITION OF CHANNEL AMERICA TELEVISION NETWORK, INC.

     On September 18, 1995, and then as amended on October 10, 1995, the Company completed a transaction to acquire at least 51% of Channel America Television Network, Inc. ("Channel

America"), a Delaware corporation based in Darien, Connecticut, together with the rights to acquire, through an escrow arrangement, the remaining 49% of Channel America. For accounting purposes, the acquisition of the 51% interest in Channel America will be recorded as of October 1, 1995.

     STOCK PURCHASE. In accordance with the terms of a Stock Purchase Agreement dated July 13, 1995, as amended September 18, 1995, October 10, 1995, and October 26, 1995 by and between Channel America and the Company, and as a condition precedent to a merger of Channel America into a subsidiary of the Company, Channel America issued and delivered to the Company 27,500,000 shares of restricted common stock of Channel America, such that the Company owns a majority of the voting shares and majority control of Channel America, and will own at least 51% of the voting shares of Channel America upon completion of the debt conversion described below, at a purchase price (the "Purchase Price") equal to $1,000,000. Such purchase price is payable in the form of $200,000 in cash, which was fully paid by the Company on September 28, 1995, and subsequent payments of $800,000, with cash payments of $100,000 payable on or before October 30, 1995 and $300,000 payable on or before November 9, 1995 and $400,000 in the form of a six month promissory note bearing interest at eight percent per annum. In the event of default by the Company with respect to payment of any portion of the Purchase Price, and a failure by the Company to cure such default, the shares of Channel America s Common Stock owned by the Company will be reduced pro rata with respect to such unpaid Purchase Price.

     MERGER. The Company has issued to Channel America shares of its Series H Convertible Preferred Stock (the "Convertible Shares") which are convertible into up to 3,000,000 shares of Common Stock, in accordance with the terms of an Agreement and Plan of Merger and an Escrow Agreement, both dated as of July 13, 1995, as amended on September 18, 1995, October 10, 1995, and October 26, 1995 by and among Channel America, the Company, an as yet unincorporated subsidiary of the Company and certain key shareholders (the "Key Shareholders") of Channel America constituting a majority of the shareholders of Channel America prior to the stock purchase described above. Such convertible shares shall be held in escrow until either (a) the termination of the Merger Agreement, at which time the Convertible Shares shall be returned to the Company, or (b) such time when the Company (i) increases its number of authorized shares of the Company s common stock (the "Common Stock") from 2,500,000 shares to 35,000,000 shares and (ii) registers the shares of Common Stock to be issued to the shareholders of Channel America upon conversion of the Convertible Shares pursuant to an effective Registration Statement. The merger is subject to approval by the shareholders of each of the Company and Channel America in accordance with applicable law. The parties intend to merge Channel America into an as yet unincorporated subsidiary of the Company in exchange for up to 3,000,000 shares of Common Stock of the Company. The Merger Agreement is subject to termination by the Company or Channel America if no merger has occurred by December 31, 1995.

     DEBT CONVERSION. All certificates of merger, all common stock of Channel America owned by the Key Shareholders (representing the majority of the remaining 49% of ownership of Channel America not acquired by the Stock Purchase Agreement), the Convertible Shares, and certain other items, as more fully described in the Escrow Agreement defined above, shall be held is escrow until such time as an aggregate of 90% of the note holders and holders of preferred stock of Channel America have agreed to convert such notes and preferred stock, totaling approximately $7,768,533 in debt, into restricted common stock of Channel America. Channel America has reserved 22,838,040 shares of its common stock for such conversion.

     Channel America has not completed any filings or proxy solicitations to its shareholders, which may be required under federal or state securities laws or Delaware corporation law, with respect to the prospective acquisition of Channel America by the Company, and may be subject to sanctions and penalties as a result of such violations.

     GENERAL. Channel America currently broadcasts its programming 24 hours per day through its television network. As of September 21, 1995, Channel America has 59 affiliates with a potential reach of approximately 16.9 million US households ( actual reach is approximately 7 million to 12 million households depending on the time of day). The mix of television stations comprising the Channel America network includes 10 full power, 8 cable and 41 low power stations.

     Channel America supplies its programming from an uplink facility in Los Angeles, California operated by IDB Communications. Channel America s signal is received directly by its broadcast affiliates and reaches cable affiliates via the cable system s head-end where it is then retransmitted to subscribers. Viewers with satellite dishes can access the network directly by turning to the proper satellite coordinates.

     Channel America also holds licenses to operate four low-power television stations currently not broadcasting. Channel America has relied mainly on barter licensing, where it exchanges air time for programming. Additionally, Channel America maintains a program library consisting of approximately 750 motion pictures and 400 television programs. All titles are in good condition and are preformatted for television broadcast.

     Once the contemplated acquisition is completed, the Company intends to initially commence broadcasting its Sports & Shopping Network programming, 6 hours per day, seven days per week on Channel America s network. Thereafter, the Company will expand its shopping channel programming to 12 hours per day, seven days per week.

     Channel America is a public company, listed over-the-counter. Channel America is not current with respect to its filings with the SEC under the Securities Exchange Act of 1934, as amended (the Exchange Act"), and has not yet filed its Form 10-K annual report for the fiscal year ending December 31, 1994 or any periodic filings required thereafter pursuant to the Exchange Act.

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


4.  ACCOUNTING FOR ACQUISITION OF THE SPORTS & SHOPPING NETWORK, INC.

     For financial reporting purposes, this transaction was accounted for as a reverse purchase acquisition under which the companies will be recapitalized to include the historical financial information of TSSN and the assets and liabilities of the Company revalued to reflect the market value of the Company's outstanding shares. The market value of the Company's outstanding shares ($4,084,153) was based on the month end trading range of the Company s common stock for the three months, December, 1994 and January and February, 1995. The carrying value of EVRO s assets reflect their approximate fair market value. The cost of the acquisition aggregated $305,000, including a finders fee of $150,000 and legal costs of $155,000. The excess purchase price, including the costs of acquisition, over and the above the net assets of EVRO Corporation was allocated to goodwill. The goodwill is being amortized on a straight line basis over 10 years. No value has been assigned to the minority shareholders of TSSN as the book value of the net assets of TSSN was negative as of March 16, 1995.

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

     As described in Note 3; Significant Transactions; Acquisition of The Sports & Shopping Network, Inc., certain elements of the transaction were not completed as of September 30, 1995, such as the issuance 17,759,038 shares of EVRO's common stock to STELLAR and the acquisition of the common stock of TSSN held by the minority shareholders following completion of an increase in EVRO's authorized shares of common stock. To more clearly reflect the effect of the acquisition for financial reporting purposes, and to enhance comparability of the current year's interim financial statements, management has elected to account for this transaction as if all elements of the transaction had been completed as of September 30, 1995.

      The calculations of loss per share for the three months and nine months ended September 30, 1995 were based on the weighed average number of shares as follows: (a) for the period January 1, 1995 through March 14, 1995, the number of common shares to be issued to STELLAR (500,000 shares) and (b) for the period from March 14, 1995 through September 30, 1995, the actual number of EVRO shares outstanding. For the three months and nine months ended September 30, 1994, the weighted average number of shares for each period was based on the number of EVRO common shares to be issued to STELLAR (500,000 shares) adjusted for the effect of a November 30, 1994 change in the number of issued shares of TSSN held by STELLAR.

     Condensed Proforma Combined Statements of Continuing Operations for the three month and nine month periods ended September 30, 1995 and 1994 follow which have been prepared as if EVRO had been acquired as of the beginning of each of the respective periods. The proforma weighed average number of shares used to compute the proforma loss per share was based on the actual number of EVRO shares outstanding, adjusted for the number of common shares issued to STELLAR (500,000 shares). For the three months and nine months ended September 30, 1994, the number of EVRO common shares issued to STELLAR (500,000 shares) were adjusted for the effect of a November 30, 1994 change in the number of issued shares of TSSN held by STELLAR.

                  Condensed Proforma Combined Statement of Continuing Operations

                                             Three Months Ended                    Nine Months Ended
                                             ------------------                    -----------------
                                         09/30/95          09/30/94           09/30/95           09/30/94
                                         --------          --------           --------           --------
 Sales and revenues                      $  526,374        $   308,123        $ 1,392,094        $   790,102

 Cost of sales and revenues                 257,871            119,151            753,681            452,087
                                         ----------        -----------        -----------        -----------

 Gross margin                               268,503            188,972            638,413            338,015
 Operating expenses                       1,235,129            526,096          3,410,592          2,178,572
                                         ----------        -----------        -----------        -----------

 Operating loss of continuing
 operations                                (966,626)          (337,124)        (2,772,179)        (1,840,557)
 Other income (expense)                     (32,309)           (41,735)          (112,658)          (143,089)
                                         ----------        -----------        -----------        -----------

 Net loss from continuing
 operations                              $ (998,935)        $ (378,859)       $(2,884,837)       $(1,983,646)
                                         ==========         ==========        ===========        ===========

 Net loss per share from
 continuing operations                      $ (0.40)           $ (0.20)           $ (1.27)           $ (1.18)
                                         ==========         ==========        ===========        ===========
 Average number of common shares
 outstanding                              2,490,396          1,911,880          2,276,041          1,674,611
                                         ==========         ==========        ===========        ===========



5.   INVENTORIES

     As of September 30, 1995, inventories were comprised of sports memorabilia ($208,246) and Cager Classic apparel ($14,578). Inventories are carried at the lower of cost (determined on a first-in, first-out basis) or market. Inventories aggregating $127,896 are held by vendors to which the Company has outstanding accounts payable aggregating $114,039 and is subject to a judgement of the Supreme Court of the State of California in the amount of $117,492. The inventory of sports memorabilia has been pledged as security to $1,675,000 of promissory notes issued by STELLAR pursuant to a private placement offering dated March 21, 1993.

6.   NOTES PAYABLE AND LONG TERM DEBT

Short term notes payable consists of the following:

     Note payable to company at 10% per annum interest, due
       December 5, 1995, secured by TSSN common stock                                         $ 550,000
     Note payable to an individual at 10% per annum
       interest, due October 28, 1995                                                           200,000
     Note payable to a partnership at 8% per annum interest,
       payable in monthly installments of $4,610 including
       interest, with a balloon payment due in July 1996,
       having land, buildings and equipment as collateral.                                      349,626
     Note payable to an individual at 15% per annum interest,
       due December 5, 1995, as extended, having 26,000
       shares of Series C Convertible Preferred Stock as collateral                             200,000
     Note payable to former lessor, non-interest bearing, payable
       in monthly installments of $6,800, in default                                             40,800
     Note payable to a related party at 7% per annum
       interest, due December 31, 1995, as extended                                              30,000
                                                                                           ------------
                                                                                           $  1,370,426
                                                                                           ============

Long term debt consists of the following:

     Note payable to an individual at 10% per annum interest or a bank s prime rate, which ever is greater, (currently at 10%
       per annum), payable in monthly installments of $9,914
       including interest, with a balloon payment due in February
       1998, having land, stock of Treasure Rockhound, and 27,500
       shares of common stock as collateral                                                $    429,462
     Note payable to individuals at 8% per annum interest, payable in monthly installments of $3,375 including interest, due in
       2001, having land, buildings and equipment as collateral                                 449,510
     Contract payable on purchase of mobile home park at 10% per annum interest, payable in monthly installments of $3,500
       including interest, having the mobile home park as collateral                            248,998
     Note payable to individuals at 10% per annum interest, due in
       2001, having land, buildings and equipment as collateral                                 252,463
     Note payable to a bank at 10.25% per annum interest, payable in monthly installments of $2,124 including interest, due in
       2000, having land as collateral                                                           99,784
     Note payable to a bank at 10.45% per annum interest, payable in monthly installments of $1,504 including interest, due in
       1998, having land as collateral                                                           46,854
                                                                                            -----------
                                                                                              1,527,071
     Less current portion                                                                      (145,793)
                                                                                            -----------
                                                                                            $ 1,381,278
                                                                                            ===========

     On April 10, 1995 the Company borrowed $550,000 from Genesee Cattle Co. ("Genesee"). The promissory note provides that the principal and accrued interest, to be paid at a rate equal to 10% per annum, was due and payable on June 24, 1995. Although the Company defaulted under the Genesee note by failing to repay such outstanding sums on or before June 24, 1995, on October 11, 1995, Genesee agreed to extend the term of the note until December 5, 1995. The note is secured by all of the common stock of The Sports & Shopping Network, Inc. held by the Company. The note is also personally guaranteed by Daniel M. Boyar, the Company s former President and Chief Executive Officer.
In addition, the Company entered into a consulting agreement with Genesee for financial public relations and promotion services through June 9, 1995. The agreement provides for compensation to Genesee of $50,000 payable on or before May 31, 1995. The required payment of the consulting fees has also been extended to December 5, 1995.

     On December 2, 1994, the Company borrowed $200,000 from an individual, as evidenced by a promissory note. The note provides that the principal balance and all unpaid interest, accruing thereon at a rate equal to 15% per annum was payable on June 5, 1995. On June 5, 1995, the term of the note was extended to August 15, 1995. Although the Company defaulted on the note by failing to repay the outstanding sums on or before August 15, 1995, on October 6, 1995, the holder of the note agreed to extend the term of the note until December 5, 1995. The note is secured by 26,000 shares of the Company s Series C Convertible Preferred Stock, which stock has been issued to the holder of the note and is being held by the holder of the note as collateral for repayment of the note.

Maturities of the long term debt over the next five years are as follows:


                 Year ended September 30,
                 -------------------------
                 1996                                     $    145,793
                 1997                                           158,620

                 1998                                           342,809

                 1999                                            69,029
                 2000 and thereafter                            810,820
                                                          -------------
                                                          $   1,527,071
                                                          =============



7.   LITIGATION

     On September 8, 1995, the Company received notice from the Osceola County, Florida Clerk of Circuit, of a default judgement filed against International Sports Collectibles, Inc., a wholly owned subsidiary of TSSN, and STELLAR, in favor Dreams Franchise Corporation, a California corporation, on November 28, 1994 in the amount of $117,492.

     On July 6, 1995, the lessor under an equipment lease with Good Health, a subsidiary of THI which has discontinued operations and sold substantially all of its assets, demanded immediate payment of the following sum: (i) $1,611 with respect to past-due rent for June and July, 1995, (ii) certain expenses with respect to late charges and an equipment purchase option, and (iii) $18,522 with respect to the acceleration by lessor of twenty-three months of payments remaining under the terms of the lease. The lessor has requested that the Company make such payments as a guarantor of the lease. The Company has not made any payments in connection with the foregoing or reached any settlement with lessor, not has the Company examined any defenses which it may have with respect to the lease and the payments due thereunder.

     On October 5, 1995, the Company, Lintronics and Good Health were served with a complaint whereby Princess Palm Corporation, as plaintiff is suing for beach of (i) a lease entered into with Lintronics; (ii) breach of a sublease with respect to the same property by Good Health; (iii) breach by Good Health and the Company of a sublease termination agreement due to the failure of the Company and Good Health of the terms of a promissory note dated June 14, 1995 payable to the plaintiff in the principal amount of $40,800, due to failure to pay the $6,800 installment due on July 31, 1995 and each installment due and payable thereafter.


8.   COMMON AND PREFERRED STOCK

     On January 26, 1995, the Board of Directors of EVRO authorized a 20:1 reverse stock split of its common and preferred stock.

     COMMON STOCK - The Company has authorized common stock of 2,500,000 shares without par value, of which 2,497,665 shares were issued at September 30, 1995, of which 293 shares were held by THI.

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

     Effective April 18, 1995, the Company adopted the 1995 Employee Stock Compensation Plan (the "Plan"). No shares may be issued after April 15, 2000. The maximum number shares of common stock which may be awarded pursuant to the Plan is 800,000 shares. Awards of common stock may be made as compensation for services rendered, directly or in lieu of other compensation payable, or as a bonus in recognition of past service or performance. As of September 30, 1995, the Company had awarded 576,000 shares of common stock for legal and financial consulting work to be completed over a period of two years. The fair market value of the common stock awards aggregated $1,755,500 based upon the average of the closing bid and ask prices of the common stock on the date of awards which averages ranged from $2.22 to $3.72 per share. The compensation is being allocated over the life of the service contracts. During the three months and nine months ended September 30, 1995, compensation aggregating $223,271 and $350,784, respectively, was charged to selling, general and administrative expense. The unearned compensation at September 30, 1995 of $1,404,716 is shown as a reduction of stockholders equity. The Company registered 600,000 shares pursuant the Plan with the Securities and Exchange Commission by the filing of two Form S-8's which became effective on April 25, 1995 and June 7, 1995.

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

     At September 30, 1995, the Company had sold 65,500 shares of Series C Preferred Stock Outstanding for $587,485 in cash, net of sales commissions and closing costs of $67,515. In addition, the Company issued 26,000 shares of Series C Preferred Stock to be held as collateral against a $200,000 note payable due December 5, 1995, as extended, and 3,900 shares of Series C Preferred Stock in settlement of litigation.

     In the event of liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or otherwise, after payment of the debts and other liabilities of the Company and before any distribution shall be made to the holder of any class of the Company's Common Stock, each holder of Series C Preferred Stock shall be entitled to receive, out of the net uses of the Company, the sum of $10.00 in cash for each share of Series C Preferred Stock held subject to the first priority of all holders of Series A 10% Preferred Stock and Series B 8% Preferred Stock.

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

     In the event of liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or otherwise, after payment of the debts and other liabilities of the Company and before any distribution shall be made to the holder of any class of the Company's Common Stock, each holder of Series E Preferred Stock shall be entitled to receive, out of the net uses of the Company, the sum of $1.00 in cash for each share of Series E Preferred Stock held subject to the first priority of all holders of Series A 10% Convertible Preferred Stock, Series B 8% Preferred Stock, Series C convertible Preferred Stock, and Series D Convertible Preferred Stock.

Series F Convertible Preferred Stock - The Board of Directors has established this series with 1,680 shares authorized, no par value.

     As of September 30, 1995, the Company had issued 1,280 shares of Series F Preferred Stock to STELLAR (See Note 3; Significant Transactions; Acquisition of The Sports and Shopping Network, Inc.). In addition, the Company issued 20 shares of Series F Preferred Stock to a law firm in lieu pf issuance of such shares to STELLAR. The fair market value of the underlying restricted common stock aggregated $137,500 based upon the average of the closing bid and ask prices of the common stock on the date of the consulting agreement, discounted to reflect stock restrictions. The compensation is being allocated over the life of the service contracts. During the nine months ended September 30, 1995, compensation of $12,808 was charged to selling, general and administrative expense. The unearned compensation at September 30, 1995 of $124,692 is shown as a reduction of stockholders' equity.

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

     In the event of liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or otherwise, after payment of the debts and other liabilities of the Company and before any distribution shall be made to the holder of any class of the Company's Common Stock, each holder of Series F Preferred Stock shall be entitled to receive, out of the net uses of the Company, the sum of $1.00 in cash for each share of Series F Preferred Stock held subject to the first priority of all holders of Series A 10% Convertible Preferred Stock, Series B 8% Preferred Stock, Series C convertible Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock.

Series I Convertible Preferred Stock The Board of Directors has established this series with 7,000 shares authorized, no par value.

     As of September 30, 1995, the Company had issued 5,750 shares of Series I Preferred Stock to two individuals and a brokerage firm pursuant to financial consulting agreements. The fair market value of the underlying restricted common stock aggregated $955,469 based upon the average of the closing bid and ask prices of the common stock on the date of the consulting agreement, discounted to reflect stock restrictions. The compensation is being allocated over the life of the service contracts. During the nine months ended September 30, 1995, compensation of $40,656 was charged to selling, general and administrative expense. The unearned compensation at September 30, 1995 of $914,813 is shown as a reduction of stockholders' equity.

     The Series I Preferred Stock has no voting rights except as provided by operation of law and shall not bear dividends. As long as the Series I Preferred Stock is outstanding, the Company cannot without the affirmative vote or the written consent as provided by law of 80% of the holders of the outstanding shares, voting as a class, change the preferences, rights or limitations with respect to the Series I Preferred Stock in any material respect prejudicial to the holders thereof, or increase the authorized number of shares of such Series.

     Each holder of Series I Preferred Stock shall have the right, at his option, at any time after the Company increases its authorized common shares, to convert each share into fully paid and nonassessable shares of the Company's Common Stock at a conversion ratio of 200 shares of Common Stock for each share of Series I Preferred Stock.

     In the event of liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or otherwise, after payment of the debts and other liabilities of the Company and before any distribution shall be made to the holder of any class of the Company's Common Stock, each holder of Series I Preferred Stock shall be entitled to receive, out of the net uses of the Company, the sum of $162.50 in cash for each share of Series I Preferred Stock held subject to the first priority of all holders of Series A 10% Convertible Preferred Stock, Series B 8% Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock, Series E Convertible Preferred Stock, and Series F Convertible Preferred Stock


8.  MATERIAL TRANSACTIONS WITH RELATED PARTIES

     During the nine months ended September 30, 1995 and 1994, STELLAR charged TSSN $937,500 and $862,500, respectively, for management and accounting services which were accrued to Amounts Due to Affiliates. For the nine months ended September 30, 1994, TSSN accrued interest at 7% per annum ($66,000) on to a note payable to STELLAR dated December 31, 1993 in the principal amount of $1,258,000. The accrual was made directly to Amounts Due to Affiliates. During the nine months ended September 30, 1995, TSSN made net cash payments to STELLAR of $294,000. As of September 30, 1995, Amounts due to STELLAR aggregated $769,000.

     During the seven months ended September 30, 1995, The
Company repaid certain advances from ACL, net, aggregating
$11,543. As of September 30, 1995, the advances due to ACL aggregated $13,007.

     During the seven months ended September 30, 1995, THI paid Dale A. Fullerton, former Chairman of the Board, President and former majority shareholder of the Company $26,602 for the purchase of 293 shares of common stock of the Company to be held by THI. Such amounts were paid pursuant to a settlement agreement between Fullerton and EVRO Corporation entered into during June 1994.

9.  DISCONTINUED OPERATIONS

     Lintronics has been engaged in the business of the development, manufacture and sale of medical scanning devices used to assist physicians in the detection of breast abnormalities. During 1993, Lintronics was advised by the U.
S. Food and Drug Administration ("FDA") that the FDA deemed transillumination devices, including Lintronics' products, to be non-efficacious and that Lintronics must discontinue the manufacture and sale of its transillumination products until further clinical trials are successfully completed under the FDA's IDE process and determined to be substantially equivalent to legally marketed products. Following this determination by the FDA, Lintronics planned to use third party, foreign, subcontract facilities to manufacture its product and to use Imaging Technologies, Inc. ("Imaging"), a foreign subsidiary, wholly-owned by Lintronics to market and distribute its video breast imaging systems in the foreign marketplace. Recent developments within the FDA have indicated a decision to classify all transillumination devices as a Class III device, according to a report in the January 13, 1995 issue of Federal Register. In that publication, it was stated that "FDA concluded that the transillumination devices are not clinically effective for the diagnosis or detection of breast cancer or other breast abnormalities or conditions, and that the use of the technique may contribute to the delay of detection of lesions in the early stages of cancer, when the disease is most treatable. At this time, therefore, the distribution of breast transillumination devices or any multipurpose transillumination device that is labeled, promoted, or intended for use in the breast is in violation of the law, regardless of whether the device is labeled for independent use or adjunctive use with mammography. FDA has initiated enforcement actions against manufacturers who have continued to distribute transilluminators". With this FDA pronouncement, and Imaging's inability to establish a foreign distribution network for Lintronics' product line, Lintronics plans to discontinue its operation with respect to light imaging devices. The operations of Imaging and EVRO Trading, a related company, have been reflected as discontinued operations in the Consolidated Financial Statements for the three months and nine months ended September 30, 1995 and Condensed Proforma Combined Statements of Operations for the three months and nine months ended September 30, 1995 and 1994.

     On February 22, 1994, the Company purchased 60% of the issued and outstanding shares of common stock of Good Health. Good Health specializes in providing health information programming designed for physician waiting rooms, and also provides a unique, out-of-home advertising medium for consumer and pharmaceutical companies. During 1994, Good Health's efforts to obtain funding for equipment leasing and sign up sufficient advertisers to underwrite its programming were unsuccessful. These shortcomings and the significant losses generated by the operation caused the Company to begin efforts to dispose of Good Health in early 1995. Accordingly, the operations of Good Health have been reflected as discontinued operations in the Unaudited Consolidated Financial Statements for the three months and nine months ended September 30, 1995 and Condensed Proforma Combined Statements of Operations for the three months and nine months ended September 30, 1995 and 1994.

10.  ADDITIONAL CASH FLOW STATEMENT INFORMATION

     The noncash effect of the acquisition of TSSN is summarized below:

                  INCREASE IN ASSETS:

                  Notes receivable (current portion)                                                     $     30,795
                  Other receivables                                                                            44,690

                  Prepaid expenses and deposits                                                                18,238

                  Net current assets of discontinued operations                                                12,959
                                                                                                         ------------
                    Increase in current assets                                                                106,682

                  Property and equipment                                                                    3,456,725
                  Notes receivable (less current portion)                                                     135,000

                  Investment in partnership                                                                    30,405

                  Unamortized goodwill                                                                      3,308,839
                  Net other assets of discontinued operations                                                  34,378
                                                                                                         ------------

                    Total increase in assets                                                                7,072,029
                                                                                                         ------------
                  INCREASE IN LIABILITIES:

                  Notes payable and current portion of long-term debt                                         404,619

                  Accounts payable                                                                            186,314
                  Amounts due to affiliates                                                                    24,550

                  Other current liabilities                                                                   353,421
                  Net current liabilities of discontinued operations                                          259,125
                                                                                                         ------------

                    Increase in current liabilities                                                         1,228,029

                  Long-term debt                                                                            1,721,016
                  Refundable memberships                                                                       30,920

                  Net long-term debt of discontinued operations                                                10,260
                                                                                                         ------------
                    Total increase in liabilities                                                           2,990,225
                                                                                                         ------------

CHANGE IN STOCKHOLDERS' EQUITY:

Issuance of Series D Convertible Preferred Stock (16,985 shares)               4,084,153

Issuance of Series E Convertible Preferred Stock (30,000 shares)                  30,000

Common stock                                                                   2,137,804

Additional paid in capital                                                    (2,167,804)
                                                                              ----------
  Total increase in stockholders' equity                                       4,084,153
                                                                              ----------

  Total increase in liabilities and stockholders' equity                       7,074,378
                                                                              ----------
CASH ACQUIRED                                                                 $    2,349
                                                                              ==========

     Other noncash transactions which occurred during the nine months ended September 30, 1995 are as follows:

          Common stock issued pursuant to the 1995
            Employee Stock Compensation Plan
            (576,000 shares)                                      $(1,755,500)

          Preferred stock issued pursuant to Financial
            Consulting Agreements:
            Series F Convertible Preferred Stock - 20
              shares                                                 (137,500)

            Series I Convertible Preferred Stock - 5750
              shares                                                 (955,469)

          Compensation earned during the nine months
            ended September 30, 1995                                  404,248

          Unearned compensation as of September 30,
            1995                                                    2,444,221


          Issuance of Series C Convertible Preferred
            Stock (260,000 shares as collateral for a
            note payable and 39,000 shares in settlement
           of litigation)                                         $  (299,000)

          Common stock                                                260,000

          Selling, general and administrative costs                    39,000


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

GENERAL OVERVIEW

     On March 14, 1995, the Company acquired 98% of the issued and outstanding common shares of The Sports & Shopping Network, Inc., a Florida corporation, from The STELLAR Companies, Inc., a Florida corporation ("STELLAR"). In connection with the acquisition of the controlling interest in TSSN, EVRO agreed to issue 16,759,038 shares of EVRO's common stock, or approximately 77% of the issued and outstanding stock of EVRO after issuance of all common shares relating to this transaction. EVRO issued STELLAR 500,000 shares of common stock at closing and agreed to issue the remaining shares following completion of an increase in EVRO's authorized shares of common stock.

     On April 19, 1995, EVRO requested that STELLAR return to it the 500,000 shares of common stock. In exchange for returning 500,000 shares of common stock, EVRO agreed to issue 1,000,000 additional shares of its restricted common stock immediately following EVRO successfully increasing its authorized common stock. In addition, EVRO agreed to issue to STELLAR 500 shares of Series F Convertible Preferred Stock (Series F Preferred Stock") and, from time to time, additional Series F Preferred Stock in an amount equal in voting rights with any subsequent shares of common stock or preferred stock issued by the Company. The Series F Preferred Stock is convertible, at the option of the holder, into shares of the Company's restricted common stock following completion of an increase in EVRO's authorized shares of common stock on a 10,000 for 1 basis. STELLAR has informed the Company that it intends to convert all Series F Preferred Stock it holds upon EVRO completing the increase in the authorized shares of common stock. Each share of Series F Preferred Stock entitles the holder thereof to one thousand votes on each matter with respect to which a vote is required of the holders of EVRO's common stock. Any common shares issued to STELLAR pursuant to the conversion of the Series F Preferred Stock reduces the obligation of EVRO to issue STELLAR the 17,759,038 shares of restricted common stock, as amended, following completion of an increase in EVRO's authorized shares of common stock. During the period April 1, 1995 through September 30, 1995, EVRO issued 550,000 shares of common stock pursuant to the EVRO Corporation 1995 Employee Stock Compensation Plan and 224,000 shares of common stock sold for $162,500, net of legal costs aggregating $12,500, in private placements to accredited investors. As of September 30, 1995, STELLAR held 1,274 shares of Series F Convertible Preferred Stock.

     On October 6, 1995, the Company entered into an Escrow/Earn Out Agreement (the "Escrow/Earn Out Agreement"), by and among Stellar, the Company and the escrow agent named therein, which agreement provides that 2,126,000 shares of the 17,759,038 shares to be received by Stellar immediately following the Company successfully increasing its authorized common stock are to be returned to the Company in exchange for the Company assuming the obligation for payment of certain legal and financial consulting services. In addition, the Escrow/Earn Out Agreement provides for the deposit of 9,000,000 shares of the remaining 15,633,038 shares of restricted common stock to be issued to STELLAR into escrow, to be released pro rata upon the Company achieving net earnings of $5,000,000. Any and all shares held in escrow which are not issued to STELLAR pursuant to the Escrow/Earn Out Agreement on or before December 31, 2000 shall be returned to the Company.

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

     As described in Note 3; Significant Transactions; Acquisition of The Sports & Shopping Network, Inc., certain elements of the transaction were not completed as of September 30, 1995, such as the issuance of the Series D Preferred Stock to the holders of record of EVRO's common stock as of March 27, 1995 and the issuance 17,759,038 shares of EVRO's common stock to STELLAR and the acquisition of the common stock of TSSN held by the minority shareholders following completion of an increase in EVRO's authorized shares of common stock. To more clearly reflect the effect of the acquisition for financial reporting purposes, and to enhance comparability of the current year's interim financial statements, management has elected to account for this transaction as if all elements of the transaction had been completed as of September 30, 1995.

      The calculations of loss per share for the three months and nine months ended September 30, 1995 were based on the weighed average number of shares as follows: (a) for the period January 1, 1995 through March 14, 1995, the number of common shares to be issued to STELLAR (500,000 shares) and (b) for the period from March 14, 1995 through September 30, 1995, the actual number of EVRO shares outstanding. For the three months and nine months ended September 30, 1994, the weighted average number of shares for each period was based on the number of EVRO common shares to be issued to STELLAR (500,000 shares) adjusted for the effect of a November 30, 1994 change in the number of issued shares of TSSN held by STELLAR.

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

     The operations of Imaging and EVRO Trading, a related company, have been reflected as discontinued operations in the Consolidated Financial Statements for the three months and nine months ended September 30, 1995.

     During 1994, the Company acquired 60% of the issued and outstanding common stock of The Good Health Channel, Inc. ("Good Health"). Good Health specializes in providing health information programming designed for physician waiting rooms, and also provides a unique, out-of-home advertising medium for consumer and pharmaceutical companies. During 1994, Good Health's efforts to provide funding for equipment leasing and sign up sufficient advertisers to underwrite its programming were unsuccessful. These shortcomings and the significant losses generated by its operations caused the Company to begin efforts to dispose of Good Health in early 1995. On April 28, 1995, Good Health and THI entered into an Asset Purchase Agreement (the "Agreement") to sell significantly all of the assets of Good Health and certain noncompete covenants of Good Health, THI and D. Jerry Diamond to Better Health Network, Inc., a Florida corporation for consideration of $25,000 cash and a contingent promissory note of up to $1,575,000. The promissory note does not accrue interest and is payable from gross revenues of the buyer in monthly installments equal to 3% of gross revenues of the preceding calendar month, determined based upon the cash method of accounting, reduced for sales tax, if any, and adjusted for customer refunds and credits, until THI has received $100,000 and thereafter equal to 2% of the gross revenues until THI has received the remaining balance under the note. No gain or loss will result from this transaction as the carrying value of the assets approximately equal the cash consideration of $25,000. The ultimate collection of the contingent promissory note is uncertain and largely dependent upon the success of Better Health Network, Inc. in establishing future profitable
operations.   Accordingly, the Company has utilized the cost
recovery method of accounting for this transaction. Any payments received pursuant to the promissory note will be recognized as income upon receipt. The operations of Good Health have been reflected as discontinued operations in the Unaudited Consolidated Financial Statements for the three months and nine months ended September 30, 1995.

     In July, 1994, the Company entered into an Agreement with Three Rios, Ltd. to acquire a 46-acre recreational vehicle campground. Prior to the closing of the Agreement, the Company assigned its rights to acquire the campground to Tres
Rivers, Inc, a Texas corporation ("Tres

Rivers"). Tres Rivers incurred losses during the remainder of 1994 related to the acquisition itself as well as costs related to administrative start-up and ongoing maintenance and repair. During 1995, Tres Rivers has continued to incur losses related to maintenance, repair and administrative costs.

PLAN OF OPERATION

     TSSN and its subsidiaries are all considered to be in the development stage as defined in Financial Accounting Standard No. 7. TSSN is engaged in the development of a television shopping network specializing in the marketing of sports memorabilia, apparel and related merchandise through satellite, television broadcast stations and cable networks. In November 1994, TSSN initiated the sale of sports memorabilia on a limited basis (6 to 21 hours per week) through a contractual arrangement with ViaTV Network located in Knoxville, Tennessee. Initially the broadcast was limited to satellite only homes; however, beginning in January 1995, TSSN sales programming was broadcast over the Nostalgia Network for 6 hours per week. While these sales activities confirmed the viability of TSSN's programming, the operations were discontinued in late February 1995 until TSSN could obtain broadcasting capability and distribution at more favorable economic costs.

     TSSN currently has no employees. TSSN's officers are employees of and are compensated by STELLAR. STELLAR provides management services pursuant to a Management Services Agreement (the "Agreement"). STELLAR provides to TSSN personnel, supplies, equipment, technical office, administrative and accounting services, management expertise, and other resources. Fees accrued for these services aggregated $937,500 and $862,500 for the nine months ended September 30, 1995 and 1994, respectively. As TSSN initiates its business plan, Management expects to hire 2 to 6 employees.

     On April 26, 1995, EVRO entered into a binding Letter of Intent (which was modified on May 5, 1995) to acquire America's Collectibles Network, Inc. ("ACN") and to merge ACN into TSSN, an EVRO subsidiary, in exchange for a requisite number of EVRO's preferred stock which shares would be convertible into 1,850,000 shares of EVRO's restricted common stock upon EVRO successfully increasing its authorized shares of common stock to at least 35,000,000 shares. The Company terminated the agreement as ACN would qualify as a significant subsidiary as defined by the Securities Acts of 1933 and 1934 and that ACN was unable to provide the Company with required audited financial statements for a fiscal year period prior to acquisition.

     On August 25, 1995, the Company executed an agreement to merge WinSAT Communication Corporation ("WinSAT"), a Florida corporation based in Largo, Florida, into a wholly-owned subsidiary of the Company to be formed prior to the merger, in exchange for such number of shares of a yet to be designated series of preferred stock which shall be convertible into 86,000 shares of restricted Common Stock upon the date which the Company increases its authorized shares of Common Stock to at least 35,000,000 shares, and for $60,000 cash payable as of the date of the merger. The merger agreement may be terminated by either party after September 30, 1995, if no merger has taken place as of that date, or may be extended to December 31, 1995. As of November 14, 1995, the merger agreement has not been extended or terminated. The merger is conditioned upon the continued employment after the merger of Frankie S. Winsett, President of WinSAT, by WinSAT or the Company.

     WinSAT is a small corporation which owns four mobile satellite uplink facilities and is managed by Frankie S. Winsett. The Company has agreed to acquire WinSAT primarily to obtain WinSAT's uplink facilities and the services of Mr. Winsett who has experience in satellite communications and broadcasting in the television industry. If successful, the acquisition of WinSAT will provide the Company and TSSN with the capability to broadcast programming through the four mobile satellite uplink facilities.

     On September 18, 1995, and then as amended on October 10, 1995, the Company completed a transaction to acquire at least 51% of Channel America Television Network, Inc. ("Channel America"), a Delaware corporation based in Darien, Connecticut, together with the rights to acquire, through an escrow arrangement, the remaining 49% of Channel America. For accounting purposes, the acquisition of the 51% interest in Channel America will be recorded as of October 1, 1995.

     In accordance with the terms of a Stock Purchase Agreement dated July 13, 1995, as amended September 18, 1995, October 10, 1995, and October 26, 1995 by and between Channel America and the Company, and as a condition precedent to a merger of Channel America into a subsidiary of the Company, Channel America issued and delivered to the Company 27,500,000 shares of restricted common stock of Channel America, such that the Company owns a majority of the voting shares and majority control of Channel America, and will own at least 51% of the voting shares of Channel America upon completion of the debt conversion described below, at a purchase price (the "Purchase Price") equal to $1,000,000. Such purchase price is payable in the form of $200,000 in cash, which was fully paid by the Company on September 28, 1995, and subsequent payments of $800,000, with cash payments of $100,000 payable on or before October 30, 1995 and $300,000 payable on or before November 9, 1995 and $400,000 in the form of a six month promissory note bearing interest at eight percent per annum. In the event of default by the Company with respect to payment of any portion of the Purchase Price, and a failure by the Company to cure such default, the shares of Channel America's Common Stock owned by the Company will be reduced pro rata with respect to such unpaid Purchase Price.

     The Company has issued to Channel America shares of its Series H Convertible Preferred Stock (the "Convertible Shares") which are convertible into up to 3,000,000 shares of Common Stock, in accordance with the terms of an Agreement and Plan of Merger and an Escrow Agreement, both dated as of July 13, 1995, as amended on September 18, 1995, October 10, 1995, and October 26, 1995 by and among Channel America, the Company, an as yet unincorporated subsidiary of the Company and certain key shareholders (the "Key Shareholders") of Channel America constituting a majority of the shareholders of Channel America prior to the stock purchase described above. Such convertible shares shall be held in escrow until either (a) the termination of the Merger Agreement, at which time the Convertible Shares shall be returned to the Company, or (b) such time when the Company
(I) increases its number of authorized shares of the Company's common stock (the "Common Stock") from 2,500,000 shares to 35,000,000 shares and (ii) registers the shares of Common Stock to be issued to the shareholders of Channel America upon conversion of the Convertible Shares pursuant to an effective Registration Statement. The merger is subject to approval by the shareholders of each of the Company and Channel America in accordance with applicable law. The parties intend to merge Channel America into an as yet unincorporated subsidiary of the Company in exchange for up to 3,000,000 shares of Common Stock of the Company. The Merger Agreement is subject to termination by the Company or Channel America if no merger has occurred by December 31, 1995.

     All certificates of merger, all common stock of Channel America owned by the Key Shareholders (representing the majority of the remaining 49% of ownership of Channel America not acquired by the Stock Purchase Agreement), the Convertible Shares, and certain other items, as more fully described in the Escrow Agreement defined above, shall be held is escrow until such time as an aggregate of 90% of the note holders and holders of preferred stock of Channel America have agreed to convert such notes and preferred stock, totaling approximately $7,768,533 in debt, into restricted common stock of Channel America. Channel America has reserved 22,838,040 shares of its common stock for such conversion.

     Channel America has not completed any filings or proxy solicitations to its shareholders, which may be required under federal or state securities laws or Delaware corporation law, with respect to the prospective acquisition of Channel America by the Company, and may be subject to sanctions and penalties as a result of such violations.

     Channel America currently broadcasts its programming 24 hours per day through its television network. As of September 21, 1995, Channel America has 59 affiliates with a potential reach of approximately 16.9 million US households (actual reach is approximately 7 million to 12 million households depending on the time of day). The mix of television stations comprising the Channel America network includes 10 full power, 8 cable and 41 low power stations.

     Channel America supplies its programming from an uplink facility in Los Angeles, California operated by IDB Communications. Channel America's signal is received directly by its broadcast affiliates and reaches cable affiliates via the cable system's head-end where it is then retransmitted to subscribers. Viewers with satellite dishes can access the network directly by turning to the proper satellite coordinates.

     Channel America also holds licenses to operate four low-power television stations currently not broadcasting. Channel America has relied mainly on barter licensing, where it exchanges air time for programming. Additionally, Channel America maintains a program library consisting of approximately 750 motion pictures and 400 television programs. All titles are in good condition and are preformatted for television broadcast.

     The Company intends to initially commence broadcasting its Sports & Shopping Network programming, 6 hours per day, seven days per week on Channel America's network. Thereafter, the Company will expand its shopping channel programming to 12 hours per day, seven days per week.


RESULTS OF OPERATIONS

     Following is a discussion of the Company's results of operations for the three month and nine month periods ended September 30, 1995 and 1994. The Company's net loss increased from $460,000 during the three months ended September 30, 1994 to $1,090,000 for the same period in 1995. The Company's net loss increased from $1,238,000 during the nine months ended September 30, 1994 to $2,934,000 for the same period in 1995. Such changes are primarily attributed to (a) the loss from operations of historic EVRO and its subsidiaries for the period March 1, 1995 through September 30, 1995 ($571,000),
(b) increased accounting, legal, and financial consulting services and other costs incurred to support the Company's acquisition and financing activities ($890,000), (c) the loss on sale of sports memorabilia in January and February 1995 ($131,000) and (d) the amortization of the goodwill relating to the acquisition of EVRO ($94,000).

     Revenues from memberships and other reflect the operations of historic EVRO and its subsidiaries since February 28, 1995. Revenues from product sales ($176,000) for the nine months ended September 30, 1995 reflect the sale of sports memorabilia through a contractual arrangement with ViaTV Network located in Knoxville, Tennessee during January and February. The cost of sales of sports memorabilia was $160,000. The cost of sales was approximately 30-35% higher than would normally be expected due to the high costs of sports memorabilia inventory acquired at the time TSSN and its subsidiaries were founded and high product costs directly attributable to the initial low sales volume levels. Broadcasting and distribution costs (included in selling, general and administrative costs) were $147,000. Broadcasting and distribution costs were expensed as incurred with no allocation to sales backlog.

     Selling, general and administrative expenses for the nine months ended September 30, 1995 are comprised of (a) costs of $349,000 attributable to TSSN and its subsidiaries (b) costs of $646,000 attributable to historic EVRO and its subsidiaries, and (c) corporate costs of $1,066,000, of which $890,000 represent legal, accounting and consulting services and other costs incurred in support of the Company's acquisition and financing activities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred operating losses in 1993, 1994 and for the nine months ended September 30, 1995 of $1,703,000, $1,701,000, and $2,934,000, respectively, which have adversely reduced the Company's liquidity and capital resources. In addition, TSSN will require substantial capital infusion to fully establish its operations. The Company anticipates that these losses will continue for some time in the foreseeable future. The Company is currently experincing a significant deficit in working capital and TSSN (the Company's primary operating subsidiary of the future) has operated since its inception with a negative working capital position. As of September 30, 1995, the Company had currect assets of $666,000 and current liabilities of $3,972,000, which raises substantial doubts as to the Company's ability to continue as a going concern unless it is able to successfully complete a sizable private equiy offering and attain future profitable operations. The future success of the Company will depend, among other factors, upon management's ability to attain and maintain profitable operations, to obtain favorable financing arrangements, to retire its current indebtedness and to raise additional capital.

     THI's two remaining operating subsidiaries, Treasure
Rockhound and Tres Rivers, principally meet their cash requirements from operations. Improvements to the operations are paid for from cash flow from operations and borrowing.

ITEM 6.  EXHIBITS, REPORTS ON FORM 8-K

(a)  EXHIBITS

     Exhibit 27 - Financial Data Schedule (for SEC use only)


(b)  REPORTS ON FORM 8-K

Form 8-K dated Septmeber 18, 1995 reporting a transaction, as amended on October 10, 1995, to acquire at least 51% of Channel America Television Network, Inc. A Deleware
Corporation based in Darien, Connecticut, together with the rights to acquire, through an escrow arrangement, the remaining 49% of Channel America.



                       SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EVRO CORPORATION


Date      November 21, 1995                 By /s/ O. Don Lauher
----------------------------------             --------------------------------
                                                   O. Don Lauher
                                                   Chief Financial Officer