Form 10KSB/A
period 1994-12-31
EVRO CORP
filed 1996-01-17
CIK 33115

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were:
$1,081,000.


         The aggregate market value of the voting stock held by non-affiliates of the registrant on April 13, 1995 totaled $3,001,036 (computed by reference to the closing bid price ($2.8125).



         The number of shares outstanding of registrant's common stock, no par value, at April 13, 1995, was 2,197,957 shares.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION


         EVRO Corporation, ("EVRO") operates one wholly owned subsidiary, Technology Holdings, Inc., a Florida corporation ("THI"), and its newly acquired subsidiary, The Sports & Shopping Network, Inc., a Florida corporation ("TSSN"), in which it recently acquired 98.35% of the issued and outstanding shares of common stock from its former owner, The Stellar Companies, Inc., a Florida corporation ("Stellar"). EVRO agreed to offer to acquire the remaining 1.65% of TSSN's issued and outstanding shares of common stock which are held by a number of minority shareholders in exchange for 281,418 shares of EVRO's common stock. (See Historical Operations - Acquisition of The Sports & Shopping Network, Inc.)


HISTORICAL OPERATIONS


         EVRO was organized February 5, 1946, under the name of Moreno-Cripple Creek Corporation, which name was changed to Moreno Uranium Corporation on March 12, 1954, to EnviroSearch Corp. on March 10, 1970, to EVRO Financial Corp. on September 17, 1986, and finally to EVRO Corporation on March 1, 1994.



         On May 24, 1974, EVRO sold 1,000,000 shares of its common stock (on a pre-split basis) to Cresson Consolidated, Inc. for $200,000. Cresson Consolidated, Inc. subsequently liquidated and distributed its ownership of EVRO to its shareholders. EVRO then filed a Form 10 with the Securities and Exchange Commission on August 16, 1974, to become a full reporting company.



         EVRO was previously engaged in the oil and gas industry, both as the general partner in several limited partnerships and by its investments in the stock of companies in the oil and gas industry. Additionally, EVRO has investments in land held for resale. During 1987, EVRO sold the majority of its producing oil and gas properties, its interests in partnerships, and a large portion of its real estate. On February 15, 1990, EVRO purchased all the stock of Treasure Rockhound Ranches, Inc., a Texas corporation ("Treasure Rockhound").



         On October 19, 1992, EVRO executed an Agreement and Plan of Reorganization (the "Reorganization Agreement") which was consummated for financial statement purposes effective December 31, 1992, with Lintronics Technologies, Inc., a Florida corporation ("Lintronics") and the owners of record of all of the issued and outstanding shares of the common stock of Lintronics (the "Lintronics Shareholders"), pursuant to which EVRO acquired 100% of Lintronics' issued and outstanding shares of common stock in exchange for 15,100,000 shares of common stock of EVRO. As a result of this reorganization, the Lintronics Shareholders controlled 94.2% of EVRO's 16,026,227 shares of common stock issued and outstanding as of October 19, 1992.



         On February 22, 1994, EVRO entered into a Stock Purchase Agreement and a Capital Stock Escrow Agreement whereby it purchased 60% of the issued and outstanding shares of common stock of The Good Health Channel, Inc., a Florida corporation ("Good Health").

         In 1994, EVRO formed a wholly owned subsidiary, Tres Rivers, Inc. ("Tres Rivers"), a Texas corporation, in order to acquire the assets of Three Rios, Ltd., consisting of a 46-acre recreational vehicle campground. The parties entered into an Asset Purchase Agreement on July 15, 1994.



         On January 20, 1995, EVRO organized THI and contributed all of its assets to THI, including 100% of the issued and outstanding common stock of Lintronics, Treasure Rockhound, Tres Rivers and EVRO Trading Corporation, a Florida corporation ("EVRO Trading"), and 60% of the issued and outstanding common stock of Good Health into THI in exchange for all of the issued and outstanding stock of THI. In connection with such transfer, THI assumed all of the liabilities of EVRO.



         In March 1995, in connection with the winding up of the health related business segment, a dispute arose between THI, EVRO and the President of EVRO Trading in which certain claims were asserted by each of THI, EVRO and the President of EVRO Trading. As a part of the settlement agreement entered into on March 24, 1995, with the President of EVRO Trading, THI transferred ownership of 55% of the common stock of EVRO Trading to him in exchange for an arrangement whereby EVRO would maintain a 45% interest in the common stock of EVRO Trading, with no obligation for additional funding. Both parties also signed mutual general releases and noncompete agreements in connection with the settlement. On March 24, 1995, THI also executed a 10 day secured promissory note ("Note") for $30,776.99 in favor of the President of EVRO Trading which represents amounts due the President of EVRO Trading and a consultant for EVRO Trading for back salary, fees and expenses. The Note was secured by the remaining 45% of the common stock of EVRO Trading ("Security"). On April 3, 1995, THI defaulted on the Note and surrendered the Security to the President of EVRO Trading.



ACQUISITION OF THE SPORTS & SHOPPING NETWORK, INC.


         The Sports & Shopping Network, Inc., a Florida corporation ("TSSN"), is a development stage company that anticipates owning and operating a television shopping network. Stellar owned 98.35% of the shares of the capital stock of TSSN; however, Stellar had granted Boyar Holdings, Inc. ("BHI") an option to acquire all of Stellar's shares of TSSN (the "TSSN Option"). On January 12, 1995, EVRO purchased the TSSN Option from BHI, pursuant to the terms of the Assignment of Option Agreement by and between BHI and EVRO. As consideration for the transfer of the TSSN Option, EVRO issued to BHI 30,000 shares of EVRO's Series E Convertible Preferred Stock ("Series E Preferred Stock") which is convertible into 3,000,000 shares of EVRO's common stock after the anticipated increase in EVRO's authorized shares of common stock is made effective. In the event of liquidation or dissolution of EVRO, whether voluntary or otherwise, after payment of the debts and liabilities of EVRO, the holders of the Series E Preferred Stock shall be entitled to receive $1.00 per share in cash (an aggregate of $30,000), subject to the prior rights of the holders of EVRO's Series A, B, C and D Preferred Stock.



         On March 14, 1995, EVRO exercised the TSSN Option and acquired 98.35% of the issued and outstanding shares of the common stock of TSSN from Stellar in exchange for EVRO's agreement to issue 16,759,038 shares of its common stock to Stellar, which, when issued, will represent 77.09% of the outstanding shares of EVRO's common stock, calculated on a fully diluted basis. As EVRO only had 2,500,000 shares of common stock authorized at the time of the exercise of the TSSN Option, EVRO and certain of its shareholders agreed to use their best efforts to cause EVRO's authorized common stock to be increased as soon as was practicable. Pending such increase in EVRO's authorized common stock, EVRO issued Stellar 500,000 shares of its authorized but then unissued shares of common stock. Once EVRO increases the number of shares of its authorized common stock, EVRO must immediately issue 16,259,038 (16,759,038 - 500,000) shares of its common stock to Stellar, representing the balance of the shares of EVRO's common stock that EVRO is obligated to issue to Stellar under the purchase agreement. Pursuant to the agreement between EVRO and Stellar, EVRO also agreed to offer to purchase the remaining 1.65% of TSSN's issued and outstanding shares of common stock held by TSSN's minority shareholders in exchange for, in the aggregate, 281,418 shares of EVRO's common stock.



         In conjunction with the TSSN acquisition, American Clinical Labs, Inc. ("ACL") the holder of 587,219 shares of EVRO's common stock, granted Stellar an irrevocable proxy to represent ACL or any assignee thereof at all regular and special meetings of shareholders, or in connection with any other shareholder action of EVRO, but only in ACL's capacity as the owner of record of, and to vote the shares of the common stock of EVRO which were owned by ACL as of March 14, 1995 ("the ACL Shares"). The irrevocable proxy was effective March 14, 1995 and expires on the date the ACL Shares represent less than five percent (5%) of EVRO's issued and outstanding shares of common stock.



         Further, in conjunction with the TSSN acquisition, EVRO elected Thomas
L. Jensen, Daniel Boyar and Stephen H. Cohen to its Board of Directors, with Mr. Jensen being elected as the new Chairman of the Board. Messrs. D. Jerry Diamond, James L. Kennedy and Gerald L. Pennington will continue to serve as directors. Mr. George F. Scantland, III, resigned as a director prior to the TSSN acquisition. D. Jerry Diamond, Donald R. Mastropietro and Teresa B. Fannin resigned their previously held offices with EVRO. The current officers of EVRO are Daniel Boyar (CEO and President), Christopher P. Dona (Vice President), O. Don Lauher (CFO and Treasurer), Stephen H. Cohen (Secretary), and Teresa B. Fannin (Assistant Secretary).



         EVRO has formed a wholly owned subsidiary, THI, which owns all of the assets that were owned by EVRO prior to the TSSN acquisition. Pursuant to such acquisition, the holders of record of EVRO's common stock as of March 27, 1995, will be issued a stock dividend consisting of EVRO's Series D Convertible Preferred Stock ("Series D Preferred Stock"). EVRO has the right, but not the obligation, to redeem the Series D Preferred Stock in exchange for all of THI's issued and outstanding capital stock. In the event of liquidation or dissolution of EVRO, whether voluntary or otherwise, after payment of the debts and liabilities of EVRO, the holders of the Series D Preferred Stock shall be entitled to receive all of the shares of THI, subject to the prior rights of the holders of EVRO's Series A, B and C Preferred Stock.



         The creation of THI and the authorization and issuance of EVRO's Series D Preferred Stock was done for the purpose of preserving the value of EVRO's then existing assets for the holders of EVRO's common stock at the time of the TSSN acquisition. Due to the significant difference in the historical business of EVRO and that of TSSN, EVRO insisted on the creation of THI as a condition of the TSSN acquisition. EVRO is currently seeking to raise additional capital through the sale of EVRO's capital stock in one or more private equity offerings, primarily to fund the TSSN operations. Upon successful completion of the private equity offerings, EVRO intends to redeem its Series D Preferred Stock in exchange for all of THI's issued and outstanding common stock.

         The EVRO-TSSN agreement also provides that THI shall be entitled to receive, on an annual basis, that number of shares of EVRO's voting common stock (the "Special Shares") equal to 20% of the average total assets of THI over a twelve month period (March 14 through the following March 13 each year) divided by two dollars. The phrase "total assets" shall mean the amount set forth on the consolidated balance sheet of THI as total assets and shall include, but not be limited to, current assets, property and equipment (net of accumulated depreciation), investments and other assets (net of accumulated amortization and adjustments). The phrase "average total assets" shall be computed by adding the total assets (as defined above) of THI as set forth on the balance sheets of THI during each of the quarters ending March 31, June 30, September 30 and December 31 during each applicable twelve month period and dividing such sum by four. THI shall ratably earn the Special Shares over each applicable twelve month period. THI's entitlement to the Special Shares shall cease upon EVRO's redemption of its Series D Preferred Stock.



         Stellar has the option to purchase the Special Shares from THI for an amount equal to the greater of (a) two dollars per share; or (b) 50% of the bid price of EVRO's common stock as of the end of the month preceding Stellar's exercise of its option. Stellar's option to acquire the Special Shares shall terminate June 30, 1997. Stellar has not been granted "registration rights" with respect to the Special Shares.



         The following example is provided to illustrate the application of the contractual provisions of the EVRO-TSSN agreement related to the obligation of EVRO to issue Special Shares. The following illustration presumes that EVRO has not redeemed its Series D Preferred Stock prior to March 13, 1996, as such event terminates the obligation of EVRO to issue Special Shares as discussed more fully above.



         EXAMPLE: Assuming that the average total assets of THI for the period from March 14, 1995 to March 13, 1996, equalled the total assets of THI on December 31, 1994, ($5,194,873), then the number of shares of EVRO common stock; i.e., the Special Shares, that would be issued to THI would total 519,487 shares [(20% x $5,194,873) / $2.00].



         Stellar has the option to purchase the Special Shares from THI on or before June 30, 1997 by paying THI the greater of (a) two dollars per share; or (b) 50% of the bid price of EVRO's common stock as of the end of the month preceding Stellar's exercise of its option. Assuming that the bid price of EVRO's common stock on March 14, 1996, is equal to the bid price of EVRO's common stock on March 14, 1995 [$1.31], the option price would be $2.00. If Stellar were to exercise its option to acquire all of the Special Shares, it would be required to pay THI $1,038,974.



         To the extent that EVRO redeems the Series D Preferred Stock by issuing shares of THI to the holders thereof, the common shareholders of EVRO who do not also own shares of the Series D Preferred Stock will be diluted, as EVRO will receive no consideration for the issuance of the Special Shares. To the extent that Special Shares are issued to THI and Stellar exercises its option to acquire the Special Shares from THI, Stellar will benefit from such transaction to the extent that the market price of the shares of EVRO's common stock is greater than the option price that Stellar must pay THI for the Special Shares.



         EXAMPLE: Assume that the "bid" price of EVRO's common stock on March 31, 1996, was $3.75 and the "ask" price $4.00. Applying the formula set forth above, if Stellar exercises its option to acquire the Special Shares on April 15, 1996, the option price will be $2.00 per share (the greater of $2.00 or 50% of the bid price of EVRO's common stock). Stellar would receive a benefit unavailable to other shareholders of EVRO as it would be able to acquire shares of the common stock of EVRO at a substantial discount to the "ask" price of the shares of EVRO; however, the shares acquired by Stellar would be restricted securities, as that term is defined in Rule 144(a)(3), promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and as a result thereof, not freely transferable by Stellar.



         If the Series D Preferred Stock has not been redeemed by June 30, 1997, the holders thereof shall be entitled to receive a special dividend of shares of EVRO's common stock in an aggregate amount equal to the number of Special Shares held by THI as of June 30, 1997. As long as the Series D Preferred Stock remains outstanding, additional stock dividends shall be payable by EVRO to the holders of the Series D Preferred Stock, beginning July 1, 1998, and continuing each July 1st thereafter until EVRO has redeemed its Series D Preferred Stock, in an annual amount equal to the number of Special Shares transferred to THI during the immediately preceding applicable twelve month period.



         For financial reporting purposes, the business combination between TSSN and EVRO will be accounted for as a reverse purchase acquisition under which TSSN and EVRO will be recapitalized to include the historical financial information of TSSN and the assets and liabilities of EVRO revalued to reflect the market value of EVRO's outstanding shares. The following Proforma Combined Condensed Balance Sheet as of December 31, 1994 and Proforma Combined Condensed Statement of Operations for the year then ended have been prepared as if the
EVRO-TSSN business combination had occurred as of January 1, 1994.   The
financial statements for TSSN, which are unaudited, have been included as of September 30, 1994 and for the nine months then ended, since they were the most recent financial statements available. Upon completion of the audited financial statements for TSSN for the period ending December 31, 1994, EVRO intends to file an amendment to its Form 8-K dated March 14, 1995 to provide the audited financial statements of TSSN and the proforma financial information required, on or before May 13, 1995.







                 (Remainder of page left blank intentionally.)

            EVRO CORPORATION AND THE SPORTS & SHOPPING NETWORK, INC.


                   Proforma Combined Condensed Balance Sheet
                               December 31, 1994
--------------------------------------------------------------------------------
                                     ASSETS

       Total current assets                                                               $   249,000
       Total property and equipment                                                         3,511,000
       Total other assets                                                                   3,348,000
                                                                                          -----------
       TOTAL ASSETS                                                                       $ 7,108,000
                                                                                          ===========


                                           LIABILITIES AND STOCKHOLDERS' EQUITY
                                           ------------------------------------
       Total current liabilities                                                          $ 1,346,000
       Total long-term debt                                                                 1,786,000
                                                                                          -----------

       TOTAL LIABILITIES                                                                    3,132,000

       TOTAL STOCKHOLDERS' EQUITY                                                           3,976,000
                                                                                          -----------
       TOTAL LIABILITIES &
         STOCKHOLDERS' EQUITY                                                             $ 7,108,000
                                                                                          ===========



              Proforma Combined Condensed Statement of Operations

                          Year Ended December 31, 1994

--------------------------------------------------------------------------------


       Sales and Revenues:                                                                $ 1,083,000
       Costs of sales and Revenues                                                            611,000
                                                                                          -----------
       Gross Margin                                                                           472,000

       Operating Expenses:                                                                  3,938,000
                                                                                          -----------

       Operating Loss                                                                      (3,466,000)
       Other Income (Expenses:)                                                              (150,000)
                                                                                          -----------

       Net Loss of Continuing Operations                                                   (3,616,000)

       Loss of Discontinued Operations                                                     (2,909,000)
                                                                                          -----------
       NET LOSS                                                                           $(6,525,000)
                                                                                          ===========

BUSINESS OF EVRO



         Since 1990, EVRO has overseen the operation and management of recreational vehicle ranches owned by Treasure Rockhound and the development and sales of medical imaging devices manufactured by Lintronics. In 1994, EVRO expanded its operations to include medical video programming when it acquired 60% of Good Health in February, and in July increased its campground operation with the acquisition of Tres Rivers which owns and operates a 46-acre recreational vehicle campground in Texas. As more fully described in the sections captioned "Business of EVRO - Lintronics Technologies, Inc." and "Business of EVRO - The Good Health Channel, Inc.", EVRO had two business segments, a health related business segment and a recreational business segment. EVRO operated the health related business segment through the following, direct or indirect, subsidiary corporations: Lintronics, Good Health, Imaging Technologies, Inc. ("Imaging"), a corporation organized under the laws of the British Virgin Islands and a wholly owned subsidiary of Lintronics, and EVRO Trading. During the last quarter of EVRO's 1994 fiscal year, EVRO discontinued the business operations of its health related business segment (other than winding-up activities), effective as of December 31, 1994. Disposable assets of the discontinued operations totaled approximately $32,000 at December 31, 1994.



         In January 1995, EVRO formed THI and contributed all of its assets to THI, including 100% of the issued and outstanding common stock of Lintronics, Treasure Rockhound, Tres Rivers, EVRO Trading and 60% of the issued and outstanding common stock of Good Health in exchange for all of the issued and outstanding capital stock of THI. In connection with such transfer, THI assumed all of the liabilities of EVRO. In March 1995, EVRO acquired from Stellar 98.35% of the shares of the common stock of TSSN, a development stage company engaged in the business of developing a television shopping network specializing in the marketing of sports memorabilia, apparel and related products.


THE SPORTS & SHOPPING NETWORK, INC.


         TSSN was formed on December 16, 1992 to develop a television shopping network specializing in the marketing of sports memorabilia, apparel and related merchandise through satellite and cable television stations. Television shopping, as a form of business activity, has been the subject of rapid development and expansion over the last decade and may, by the turn of the century, become a major component of retailing in the world marketplace. Television shopping began with the offering of a variety of products by such companies as QVC and Home Shopping Network, each of which began as a start-up venture that have seen their respective annual sales expand to more than $1 billion currently. Others, including major conventional retailers, are entering the business. It is this marketplace, now estimated as having annual retail sales of more than $2.5 billion, in which TSSN intends to participate, by taking advantage of perceived strategic advantages that it can market in competition with the current market leaders.



         It is management's opinion that barriers to entry in this market have been significantly reduced due to the anticipated expansion of basic cable channels which will be provided to the viewing public. It is estimated that 500 or more channels will be available to the more than 60 million cable households who tune in each day. As a result, a window of opportunity exists to create an entertaining shopping show which will be attractive to television executives and home shoppers alike. Television executives will be challenged to identify low cost yet entertaining programs to retain and expand their audiences. In that regard, TSSN's business plan is to focus its prime time telecast hours to capitalize on the marketing of sports-related products from sporting goods manufacturers, as well as highlighting its own sports memorabilia and apparel line. During off-peak hours, TSSN will provide sports products of general interest to appeal to the broad range of viewers in these time slots. It will also seek to provide a source of income to the stations that carry its broadcast by offering a percentage of the gross revenues that it generates from their viewing audiences.


         TSSN intends to supply a TV program designed to capture the attention of sports enthusiasts with accurate up-to-the-minute information on all major sporting events as well as providing the opportunity to shop for a wide variety of sporting goods at discounted prices. TSSN will also offer the serious collector sports memorabilia not easily acquired other than on TSSN. TSSN anchor sales personnel will explain the qualities of products they are selling and help the viewer understand how to use them to best help their game or sport. TSSN will strive to keep a strong and loyal viewership by utilizing all-star athletes as anchors as much as possible. TSSN intends to use sports legends extensively in connection with the sale of its memorabilia. TSSN plans to use special graphics to update the scores of major professional and amateur events, which will allow the sales anchors to continue selling products while the scores are being updated and create prospective customers from viewers who tune in to catch a score update.



         TSSN will seek to provide a broad range of products to satisfy the diverse needs of its viewers at prices below its competition. EVRO believes this effort will be successful as a result of its ability to source product directly from major wholesalers, thereby enabling savings to be passed on to the consumer. TSSN has acquired "Cager Classic," a trademarked apparel line with products that are planned to be marketed and distributed nationally to department stores, sports stores, college bookstores and catalog merchandisers after its initial introduction on TSSN. The apparel and sports collectibles owned by TSSN will be marketed by their brand names to ensure maximum brand development for each product.



         TSSN has a capability to bring to its viewers sports memorabilia and collectibles that have been created solely for its use. Through an agreement with Yes! Entertainment, an unaffiliated manufacturer specializing in "talking books" produced with audio disc technology previously owned by a TSSN subsidiary, TSSN has retained the right to the exclusive use of that technology in connection with the marketing of recordings related to the activities of notable sports figures and specific sports events. This patented product will allow the sports fan to hear the excitement and relive the thrill of events such as Hank Aaron breaking Babe Ruth's home run record or Wilt Chamberlain scoring 100 points in a single game.


         TSSN expects to create a series of broadcasts which will be unusual and entertaining, yet complement studio broadcasts. In the coming year, TSSN hopes to create a series of remote broadcasts directly from the sites of major sporting events or sporting goods shows. This ability will allow TSSN viewers to see sports celebrities, while at the same time staying current with respect to the new products and technologies that are introduced for marketing in particular sports activities.


         EVRO estimates that during its 1995 fiscal year, TSSN will require funds of $3,500,000, $1,500,000 to fund TSSN's development stage expenses and $2,000,000 for the acquisition of one or more existing businesses that produce cable television programming and/or businesses that have contracts with existing cable companies to carry such programming. EVRO anticipates raising such funds by the issuance of its shares of capital stock and/or issuing its debt instruments, in one or more "private placements" of such securities. EVRO believes that it will take eighteen months to implement TSSN's business plan.



TECHNOLOGY HOLDINGS, INC.


         THI was formed in January 1995 as a wholly owned subsidiary of EVRO. THI owns all of the assets that were owned by EVRO prior to the TSSN acquisition. Pursuant to such acquisition, the holders of EVRO's common stock as of the record date of March 27, 1995, will be issued a stock dividend consisting of EVRO's Series D Convertible Preferred Stock ("Series D Preferred Stock") which will have no voting rights. EVRO has the right, but not the obligation, to redeem the Series D Preferred Stock in exchange for all of THI's issued and outstanding capital stock.



         THI is entitled to receive, on an annual basis, that number of shares of EVRO's voting common stock (the "Special Shares") equal to 20% of the average total assets of THI over a twelve month period (March 14 through the following March 13 each year divided by two dollars. The phrase "total assets" shall mean the amount set forth on the consolidated balance sheet of THI as total assets and shall include, but not be limited to, current assets, property and equipment (net of accumulated depreciation), investments and other assets (net of accumulated amortization and adjustments). The phrase "average total assets" shall be computed by adding the total assets (as defined above) of THI as set forth on the balance sheets of THI during each of the quarters ending March 31, June 30, September 30 and December 31 during each applicable twelve month period and dividing such sum by four. THI shall ratably earn the Special Shares over each applicable twelve month period. EVRO's entitlement to the Special Shares shall cease upon EVRO's redemption of its Series D Preferred Stock.



         Stellar has the option to purchase the Special Shares from THI for an amount equal to the greater of (a) two dollars per share; or (b) 50% of the bid price of EVRO's common stock as of the end of the month preceding Stellar's exercise of its option. Stellar's option to acquire the Special Shares shall terminate June 30, 1997. Stellar has not been granted "registration rights" with respect to the Special Shares. EVRO is prohibited from pledging, hypothecating or otherwise encumbering its shares of THI's capital stock.



         If the Series D Preferred Stock has not been redeemed by June 30, 1997, the holders thereof shall be entitled to receive a special dividend of shares of EVRO's common stock in an aggregate amount equal to the number of Special Shares held by THI as of June 30, 1997. As long as the Series D Preferred Stock remains outstanding, additional stock dividends shall be payable by EVRO to the holders of the Series D Preferred Stock, beginning July 1, 1998 and continuing each July 1st thereafter until EVRO has redeemed its Series D Preferred Stock, in an annual amount equal to the number of Special Shares transferred to THI during the immediately preceding applicable twelve month period.



         THI has four wholly owned subsidiaries--Lintronics, Treasure Rockhound, EVRO Trading and Tres Rivers and owns 60% of the capital stock of Good Health. The operations of Lintronics, EVRO Trading and Good Health, and Imaging, a wholly owned subsidiary of Lintronics, were discontinued as of December 31, 1994.

LINTRONICS TECHNOLOGIES, INC.


         In June 1993, at Lintronics' request, its representatives met with the FDA in Washington, D.C., to attempt to satisfy issues as to the efficacy of transillumination devices in general and Lintronics' transillumination products in particular. The FDA asserts that sufficient clinical studies have not been submitted to substantiate the claim that the technology of transillumination is effective and therefore, deems this technology to be ineffective. Lintronics believes that the FDA's conclusion regarding transillumination technology and the efficacy of its products is based on a National Institutes of Health study conducted with a type of breast scanning device which utilized a process very different from the process employed in Lintronics' products. Clinical and field studies have shown that Lintronics' transillumination products are effective in detecting breast abnormalities. In 1986, clinical trials on a Lintronics lightscanning device were conducted at the University of Miami to determine its effectiveness in detecting breast abnormalities. The study reports that the device proved effective in the hands of trained personnel and could be used with routine breast examination and mammography to increase yield of breast pathology. Lintronics is unaware of any studies performed using its lightscanning devices which have reported contrary conclusions or results. In addition to its studies from the University of Miami, Lintronics presented numerous clinical studies conducted by physicians in China on equipment designed by Lintronics' predecessor company and other similar equipment. These studies concluded that transillumination was effective. In China, transillumination has been the modality of choice for breast examination for the past several years. However, these studies did not convince the FDA as to the efficacy of transillumination products in general and Lintronics' products in particular.



         In late 1994, it became apparent that the FDA intended to classify all transillumination devices as Class III devices. The FDA confirmed this suspicion in a report contained in the January 13, 1995 issue of the Federal Register, which stated that: "FDA concluded that the transillumination devices are not clinically effective for the diagnosis or detection of breast cancer or other breast abnormalities or conditions, and that the use of the technique may contribute to the delay of detection of lesions in the early stages of cancer, when the disease is most treatable. At this time, therefore, the distribution of breast transillumination devices or any multipurpose transillumination device that is labeled, promoted, or intended for use in the diagnosis or detection of breast cancer is in violation of the law, regardless of whether the device is labeled for independent use or adjunctive use with mammography. FDA has initiated enforcement actions against manufacturers who have continued to distribute transilluminators." As disclosed in EVRO's Annual Report on Form 10-KSB for its year ended December 31, 1993, Lintronics voluntarily recalled all transillumination devices that it sold domestically. That recall was completed in 1994.



         Following the FDA determination that transillumination devices are non-efficacious, Lintronics planned to use third party, foreign, subcontract facilities to manufacture its product and to use Imaging Technologies, Inc. ("Imaging"), a foreign subsidiary wholly-owned by Lintronics, to market and distribute its video breast imaging systems in the foreign marketplace. These efforts were not successful. Due to management's concern in late 1994 that the FDA might issue a pronouncement prohibiting the distribution of breast transillumination devices intended for use in the diagnosis or detection of breast cancer (which concern was confirmed by the FDA's pronouncement in the January 13, 1995 Federal Register to that effect), EVRO decided, effective as of December 31, 1994, to cease the operations of its health related business segment. Although EVRO may continue limited research efforts related to the development of the technology related to the MAMMO-SCAN(R) device, there can be no assurance that the technology, if developed, will be acceptable to the FDA or the medical community.



TREASURE ROCKHOUND RANCHES, INC.


         Treasure Rockhound operates seven recreational ranches in four southwestern states. Its private membership organization, Camper Ranch Club of America ("Camper Ranch Club"), is now in its 22nd year of offering its approximately 5,300 dues-paying members, primary recreational vehicle ("RV") travelers, daily or long term leases on improved campsites at its various ranch locations. Treasure Rockhound owns approximately 5,000 acres and leases approximately 7,300 acres from individuals, states and the federal government.


         The Treasure Rockhound ranches cater to a growing trend in the hospitality field, namely remote, independent excursions into naturally pristine areas of the country. Ranches are located in valleys, on mountains or near natural shorelines and offer RV travelers a different climate and culture in which to enjoy their leisure time.

         The demographics of the RV vacationer are clearly defined, and their growth has shown steady, although not dramatic increase. Members of the Camper Ranch Club have year-round access to all of the fully managed Treasure Rockhound ranches which provide electric and water hookups for their convenience and the opportunity to explore the natural beauty surrounding all ranch locations.

         In late 1994, Treasure Rockhound reinstituted its advertising campaign in various recreational and camper magazines and expanded and improved several ranches in its effort to attract new interest to the organization. It plans to continue these efforts in 1995.


TRES RIVERS, INC.



         Tres Rivers is a 46 acre recreational vehicle campground in Glen Rose, Texas located approximately 55 miles southwest of Dallas/Fort Worth. Tres Rivers RV facilities can accommodate approximately 500 RVs. Tres Rivers also offers tent camping, cabin rentals and meeting and entertainment facilities. Located on a scenic junction of three rivers, Tres Rivers offers various water recreation opportunities.


THE GOOD HEALTH CHANNEL, INC.

         Good Health's mission was to provide health information programming designed for physician waiting rooms. Good Health's primary objective was to provide patient education to a large number of consumers of medical services by installing a video replay device and TV monitor in waiting rooms of medical facilities throughout the U.S. This programming, along with relevant advertising, was to be presented continuously to the waiting room audience to
turn negative waiting time into a positive, educational experience.   A
secondary goal was to provide a unique, out-of-home advertising medium for consumer and pharmaceutical companies interested in reaching Good Health's target audience.

         During 1994, Good Health's efforts to obtain funding for equipment leasing, secure advertisers to underwrite its programming, and subscribe a sufficient number of pediatric offices were unsuccessful. The combination of these three shortcomings and the significant losses generated by Good Health's operations caused EVRO to discontinue the operations of Good Health, effective as of December 31, 1994.




MARKETING AND COMPETITION


         THE SPORTS & SHOPPING NETWORK, INC.


         The home shopping television programming business is highly competitive, dependent upon and subject to technology advancements and requires the availability of substantial capital. The annual sales of Home Shopping Network and QVC represent 80% or more of the aggregated retail sales of the television home shopping market. In 1993, Home Shopping Club had gross sales of over $1 billion and QVC had gross sales of over $1.2 billion. Home Shopping Club is currently broadcasting to just over 60 million homes, and QVC is in just under 53 million homes. Both stations sell sports memorabilia, on a limited basis, mostly in the form of collectible cards, (baseball, football, basketball and hockey). QVC also sells baseball cards and other assorted memorabilia and generally concentrates on higher quality products at higher prices than Home Shopping Club. In addition, there are a number of smaller companies which offer shop at home programming on satellite and directly to broadcasting stations and cable networks on a part-time basis. The financial and operating resources of more established providers of television shopping services are far superior to those of TSSN, potentially enabling them to outbid TSSN for available broadcast time. Moreover, if TSSN's programming orientation or other methodologies by which it will seek to secure broadcast space are successful, it can expect to find larger providers offering similar products at highly competitive prices and margins within the market segment staked out by TSSN.


         Other forms of competition include sporting goods stores, department stores, specialty shops, pro shops and mail order catalogues. In recent years, new mega-stores, located in large metropolitan areas, such as Sports Authority (owned by K-Mart) have begun to offer sports products at discounted prices.




         TREASURE ROCKHOUND RANCHES, INC.


         Treasure Rockhound competes with all other recreational vehicle ranch clubs and parks in the southwest United States. Treasure Rockhound has reinstituted its advertising campaign in various recreational and camper magazines and has expanded and improved several ranches in its effort to attract new interest to Camper Ranch Club. EVRO believes that Treasure Rockhound will continue to hold its market share in the highly competitive recreational camping business.


         TRES RIVERS, INC.


         Like Treasure Rockhound, Tres Rivers competes with all other
recreational vehicle parks in the southwest United States.   EVRO feels that
Tres Rivers will continue to hold its market share in the highly competitive recreational camping business.

PATENTS AND TRADEMARKS



         TSSN holds three federally registered trademarks supporting its "Cager Classic" sports apparel line, including "Cager Classic," "America's Game" and "Billy Baseline." In addition, TSSN owns the exclusive rights to the audio disk technology used in connection with the production of "talking collectible cards" dealing with notable sports figures or specific sports events. The technology is protected by patents held by Yes! Entertainment.


         Lintronics owns a United States patent on an optical light probe which was available for use in certain of its transillumination devices. The names LINTRONICS(R), LINTRO-SCAN(R), IllumiScan(TM) and MAMMO-SCAN(R) are federally registered trademarks of Lintronics.


GOVERNMENT REGULATIONS AND/OR APPROVALS



         With the decision by Lintronics to halt further development of its transillumination products, neither EVRO nor any of its operating subsidiaries currently has products requiring governmental approval.


RESEARCH AND DEVELOPMENT COSTS


         Lintronics spent approximately $478,000 in 1993 and $253,000 in 1994 on research and development of its medical devices. All of the research and development cost for 1994 and 1993 is related to the discontinued operations.


EMPLOYEES

         EVRO has two full-time employees. THI has three full-time employees. Treasure Rockhound has 13 full-time and 17 part-time employees located at the various ranches and three full-time and two part-time office employees. Tres Rivers has five full-time employees.


         TSSN currently has no employees. TSSN's officers are employees of and are compensated by Stellar. Stellar provides management services pursuant to a Management Services Agreement (the "Management Agreement"). Stellar provides to TSSN personnel, supplies, equipment, technical office, administrative and accounting services, management expertise, and other resources for which it receives annual fees aggregating $976,536 payable in equal monthly installments. The Management Agreement expires on December 31, 1995, however, it automatically renews for additional one year periods, upon the terms and conditions contained in the Management Agreement, although Stellar and TSSN may renegotiate the schedule of charges set forth in the Management Agreement. In the event a party desires not to renew the Management Agreement, such party must give the other party six months prior written notice of its intention not to renew.



ITEM 2.  DESCRIPTION OF PROPERTIES.



         As of December 31, 1994, EVRO's principal offices were located at 10002 Princess Palm Avenue, Suite 304, Tampa, Florida 33619. This location encompassed approximately 6,300 square feet and was leased by THI's Lintronics subsidiary pursuant to a five-year lease. This office space was also the location for THI, Lintronics, EVRO Trading and Good Health. TSSN's principal offices are located at 10001 Kingston Pike, Suite 31, Knoxville, Tennessee 37922. These premises, comprising approximately 7,000 square feet, are leased by TSSN under a one-year lease. Treasure Rockhound leases a 2,500 square foot office facility at 3201 North Frazier, Conroe, Texas 77301. EVRO feels that its leased facilities are adequate for its current level of activity.



         Treasure Rockhound owns approximately 5,000 acres and leases approximately 7,300 acres from individuals, states and the federal government. Only a portion of these acres are utilized by Camper Ranch Club. To a large extent, much of the land could be sold to ranchers and other investors; however, EVRO is not aggressively seeking buyers at this time as it is the goal of EVRO to expand the ranches in the future.


         Tres Rivers owns a 46-acre recreational vehicle campground located in Glen Rose, Texas.


         Treasure Rockhound owns a 12.5% equity interest in Bell Knob Partners ("Bell Knob"), a partnership which owns approximately 600 acres surrounding the Bell Knob Golf Course in Gillette, Wyoming. This property is currently offered for sale as acreage to be developed into residential lots. Treasure Rockhound's interest in Bell Knob (currently held in escrow), along with any cash flow generated from the sale of Bell Knob's property, is pledged as security for EVRO's obligations under the settlement agreement by and among Dale A. Fullerton, former Chairman of the Board of EVRO, Treasure Rockhound and EVRO.


ITEM 3.  LEGAL PROCEEDINGS


         EVRO is currently not a party in any significant legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         During the fourth quarter of the fiscal year closed by this report, no matters were submitted to a vote of EVRO's shareholders.







                 (Remainder of page left blank intentionally.)

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A)      PRICE RANGE OF COMMON STOCK


         The following table shows the high and low closing bid prices as represented by Nasdaq for EVRO's Common Stock for the calendar quarters indicated. EVRO's Common Stock is traded on Nasdaq Small Cap Market under the symbol "EVRO".


         The quotations represent prices between dealers in securities, do not include retail markup, markdowns or commissions and may not necessarily represent actual transactions.





                                1993                          HIGH                      LOW
                                ----                          ----                      ---
                           First Quarter                      $4.25                    $1.75

                           Second Quarter                     $2.25                    $0.72

                           Third Quarter                      $5.81                    $0.63

                           Fourth Quarter                     $5.25                    $2.25




                                1994                          HIGH                      LOW
                                ----                          ----                      ---
                           First Quarter                      $2.56                    $0.88

                           Second Quarter                     $1.31                    $0.63

                           Third Quarter                      $1.13                    $0.50

                           Fourth Quarter                     $0.53                    $0.16





         The above prices do not reflect a 1:20 reverse stock split effective January 26, 1995.



(B)      APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS



         As of March 31, 1995, the number of shareholders of record of EVRO's common stock was approximately 2,400.

(C)      DIVIDENDS



         EVRO has never paid cash dividends on its common stock. Payment of dividends is within the discretion of EVRO's Board of Directors and will depend on, among other factors, earnings, capital requirements and the operating and financial condition of EVRO. At the present time, EVRO anticipates retaining future earnings, if any, in order to finance the development of its business activities. The holders of EVRO's common stock as of the record date of March 27, 1995, will be issued a stock dividend consisting of EVRO's Series D Convertible Preferred Stock ("Series D Preferred Stock") which will have limited voting rights. EVRO has the right, but not the obligation, to redeem the Series D Preferred Stock in exchange for all of THI's issued and outstanding capital stock.



         THI is entitled to receive, on an annual basis, that number of shares of EVRO's voting common stock (the "Special Shares") equal to 20% of the average total assets of THI over a twelve month period (March 14 through the following March 13 each year) divided by two dollars. The phrase "total assets" shall mean the amount set forth on the balance sheet of THI as total assets and shall include, but not be limited to, current assets, property and equipment (net of accumulated depreciation), investments and other assets (net of accumulated amortization and adjustments). The phrase "average total assets" shall be computed by adding the total assets (as defined above) of THI as set forth on the balance sheets of THI during each of the quarters ending March 31, June 30, September 30 and December 31 during each applicable twelve month period and dividing such sum by four. THI shall ratably earn the Special Shares over each applicable twelve month period. EVRO's entitlement to the Special Shares shall cease upon EVRO's redemption of its Series D Preferred Stock.



         Stellar has the option to purchase the Special Shares from THI for an amount equal to the greater of: (a) two dollars per share; or (b) 50% of the bid price of EVRO's common stock as of the end of the month preceding Stellar's exercise of its option. Stellar's option to acquire the Special Shares shall terminate June 30, 1997. Stellar has not been granted "registration rights" with respect to the Special Shares. EVRO is prohibited from pledging, hypothecating or otherwise encumbering its shares of THI's capital stock.



         If the Series D Preferred Stock has not been redeemed by June 30, 1997, the holders thereof shall be entitled to receive a special dividend of shares of EVRO's common stock in an aggregate amount equal to the number of Special Shares held by THI as of June 30, 1997. As long as the Series D Preferred Stock remains outstanding, additional stock dividends shall be payable by EVRO to the holders of the Series D Preferred Stock, beginning July 1, 1998 and continuing each July 1st thereafter until EVRO has redeemed its Series D Preferred Stock, in an annual amount equal to the number of Special Shares transferred to THI during the immediately preceding applicable twelve month period.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL OVERVIEW


         In October 1992, EVRO entered into an agreement to acquire Lintronics, a company which develops, markets and manufactures breast examination devices. EVRO immediately changed its primary focus from one of operation of membership-only recreational vehicle camping ranches to the development, manufacture and sale of medical scanning devices used to assist physicians in the detection of breast abnormalities. During 1993, Lintronics was advised by the FDA that the FDA deemed transillumination devices, including Lintronics' products, to be non-efficacious and that Lintronics must discontinue the manufacture and sale of its transillumination products until further clinical trials are successfully completed under the FDA's IDE process and determined to be substantially equivalent to legally marketed products.



         In 1994, Lintronics' plans were to use third party, foreign, subcontract facilities to manufacture its product and to use Imaging, to market and distribute its video breast imaging systems in the foreign marketplace. EVRO also announced a potential joint venture with a foreign research and development firm specializing in light imaging. As a result of management's belief in late 1994 that the FDA would prohibit the marketing of breast transillumination devices intended for use in the diagnosis or detection of breast cancer (later confirmed by the FDA on January 13, 1995), EVRO terminated its health related business segment, effective December 31, 1994.
Consequently, the contemplated joint venture with a foreign research firm was never consummated.



         In February 1994, EVRO announced that it had finalized its negotiations leading to the acquisition of 60% of the issued and outstanding common stock of Good Health. Good Health specialized in providing health information programming designed for physician waiting rooms, and also provided an out-of-home advertising medium for consumer and pharmaceutical companies. During 1994, Good Health's efforts to obtain funding for equipment leasing, secure advertisers to underwrite its programming, and subscribe a sufficient number of pediatric offices were unsuccessful. The combination of these three shortcomings, the significant losses generated by Good Health's operations and EVRO's difficulties with its other health related businesses caused EVRO to terminate its health related business segment, effective as of December 31, 1994.



         On July 15, 1994, EVRO entered into an agreement with Three Rios, Ltd. to acquire a 46-acre recreational vehicle campground. Prior to the closing of the agreement, EVRO assigned its rights to acquire the campground to Tres Rivers. Tres Rivers incurred losses during 1994 related to the acquisition itself as well as costs related to administrative start-up and ongoing maintenance and repair.



         On March 14, 1995, EVRO acquired 98.35% of the issued and outstanding common shares of TSSN from Stellar. In connection with the acquisition of the controlling interest in

TSSN, EVRO agreed to issue 16,759,038 shares of EVRO's common stock, or 77.09% of EVRO's 21,738,735 shares of common stock, computed on a fully diluted basis, after giving effect to EVRO's anticipated increase in its authorized shares of common stock. EVRO issued Stellar 500,000 shares of common stock at the closing of the TSSN acquisition and has agreed to issue the remaining shares following completion of an increase in EVRO's authorized shares of common stock. Pursuant to the agreement between EVRO and Stellar, EVRO will offer to acquire the remaining 1.65% of TSSN's issued and outstanding shares of common stock held by TSSN's minority shareholders in exchange for 281,418 shares of EVRO's common stock.


RESULTS OF OPERATIONS


         The following is a discussion of EVRO's results of operations for 1993 and 1994. EVRO's net loss increased from $2.4 million in 1993 to $5.2 million in 1994. EVRO's net loss per share increased from $(2.72) in 1993 to $(4.15) in 1994. Such changes were directly attributable to restrictions placed on EVRO by the FDA which limited sales of Lintronics' products and the related legal and consulting support necessary to respond to the FDA, costs related to the operation of Good Health, Imaging, and EVRO Trading, (all three of whom were acquired or incorporated during 1994, and whose business operations were discontinued effective as of December 31, 1994), and losses related to Tres Rivers, also acquired in 1994. The net loss includes losses of $2,909,000 due to the discontinued operations of EVRO's health related business segment, effective December 31, 1994. The loss from discontinued operations includes the writeoff of goodwill of $802,000 and other assets of $251,000 of Good Health. In addition, EVRO adjusted its goodwill downward by $922,000 and wrote-down other assets of $131,000.



         For the year ended December 31, 1994, EVRO's consolidated revenues were approximately $1,081,000. The following table is a summary and comparison of the 1994 and 1993 amounts:



                                                                            In Thousands
                                                                            ------------
                                                                1994                               1993
                                                                ----                               ----
 Membership and Other
   Revenues:

          Treasure Rockhound                               $  922       85%                  $  964       83%

          Tres Rivers                                         159       15%                    -0-
                                                           ------      ----                  ------      ----
                                                            1,081      100%                     964       83%

 Product Sales of Discontinued
   Operations                                                -0-                                201       17%
                                                           ------      ----                  ------      ----
                                                           $1,081      100%                  $1,165      100%
                                                           ======      ====                  ======      ====



         Revenues from Treasure Rockhound decreased by $42,000, or 4.4%, which decrease is believed to represent normal fluctuations in the business cycle of Treasure Rockhound. The

$159,000 in revenue from Tres Rivers was generated from the date of acquisition July 15, 1994 to December 31, 1994. The $201,000 of product sales for 1993 shown in the above table, were from EVRO's health related business segment, and represent sales of imaging equipment. As reported elsewhere herein; EVRO decided to terminate the operations of its health related business segment as of December 31, 1994. No sales for this segment were recorded in 1994.



         The operating expenses of continuing operations were $2,648,000 and $1,359,000 for 1994 and 1993, respectively. The increase of $1,289,000 (94.8%)
was primarily a result of the adjustment of goodwill ($900,000 or 66.2%) and the adjustment of other assets ($131,000 or 9.6%), and increases in selling and administrative expenses (directly related to expenses incurred by EVRO with regards to the acquisition of Tres Rivers and the administrative expenses incurred in the operation of the campgrounds).


LIQUIDITY AND CAPITAL RESOURCES


         As discussed above, EVRO has incurred operating losses in 1993 and 1994 which have adversely reduced EVRO's liquidity and capital resources. In addition, TSSN, acquired on March 14, 1995, is considered to be a developmental stage company as defined in Financial Accounting Standard No. 7 which will require substantial capital infusion to fully establish its operations. The ability of EVRO to continue as a going concern is dependent upon the successful completion of one or more private equity and/or debt offerings and attaining future profitable operations. EVRO currently expects to complete one or more private equity and/or debt placements to provide the necessary capital which management believes is necessary in order for TSSN to establish its operations by mid-year. There is no assurance that EVRO will be successful in its private offerings of its securities. If EVRO is not successful in completing its anticipated private equity or debt placements, there is serious doubt whether EVRO will be able to continue as a going concern.



         During 1995, EVRO estimates that it will require approximately $5,000,000 in equity and/or debt financing to meet its cash requirements. Of that amount, THI will require approximately $1,150,000, which will be used to make principal and interest payments on its debt ($646,000); to satisfy its obligations under its leases and other contractual commitments ($152,000); and, to fund the anticipated cash flow deficit from THI's continuing operations ($352,000). THI's cash flow deficit of $352,000 from its continuing operations gives effect to planned cost savings that THI anticipates achieving from personnel reductions and other cost saving measures. THI does not anticipate making significant capital expenditures during 1995. The failure by THI to obtain additional capital will likely result in EVRO/THI defaulting on their debt obligations, resulting in their creditors foreclosing upon the assets of EVRO, THI and its subsidiaries, which, obviously, would have a substantial negative impact upon EVRO's ability to continue as a going concern.



         EVRO expects that TSSN will require approximately $3,500,000 to continue the execution of its business plan during 1995, $1,500,000 of which will be needed to fund TSSN's development stage expenses and the balance, $2,000,000, for the acquisition of one or more existing businesses that produce television shopping programming and/or businesses that have the capability to distribute and broadcast TSSN's programming. As of December 31, 1994, TSSN did not have any significant scheduled debt or significant lease commitments.



         EVRO's cash requirements are expected to be obtained from the proceeds of the issuance of its securities. The timing and nature of the proposed sale of EVRO's debt and or equity securities are uncertain as EVRO has not yet received a commitment from a broker-dealer to underwrite the sale of its securities. While EVRO is negotiating with several broker-dealers to underwrite the sale of its securities, there can be no assurance given that EVRO will be successful in negotiating an acceptable agreement with a broker-dealer. If EVRO is unable to reach an agreement with a broker-dealer to underwrite its securities, EVRO will likely attempt to sell its securities without the assistance of a broker-dealer.



         During 1993 and 1994, EVRO met its operating cash requirements from loans from ACL, the majority shareholder of EVRO, as well as from the issuance of EVRO's capital stock. ACL has historically provided short-term temporary financing on terms favorable to EVRO. During the quarters ended December 31, 1994 and March 31, 1995, ACL provided $192,000 and $110,000, respectively. The outstanding balance on these loans amounted to $252,000 as of March 31, 1995. While EVRO anticipates that ACL will continue to provide temporary financing on favorable terms, there can be no assurance that such financing will continue.



         EVRO's recreational vehicle segment principally meets its cash requirements from operating cash flows. Management anticipates making improvements to properties in that segment. These improvements will be funded using cash flows from operations and/or bank borrowings.









                 (Remainder of page left blank intentionally.)

ITEM 7.  FINANCIAL STATEMENTS


         The Financial Statements and Schedules are attached hereto as required by Rule 14(a)-3(b).


                                                                                                                     Page No.
Independent Auditor's Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

Consolidated Balance Sheet as of December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

Consolidated Statements of Operations for Years Ended
December 31, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

Consolidated Statements of Stockholders' Equity
for Years Ended December 31, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27

Consolidated Statements of Cash Flow for Years Ended
December 31, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30







                 (Remainder of page left blank intentionally.)

ALESSANDRI & ALESSANDRI, P.A.
CERTIFIED PUBLIC ACCOUNTANTS

                          INDEPENDENT AUDITORS' REPORT

EVRO Corporation
Tampa, Florida

         We have audited the accompanying consolidated balance sheet of EVRO Corporation and subsidiaries ("EVRO") as of December 31, 1994, and the related consolidated statements of income, stockholder's equity, and cash flows for the years ended December 31, 1994 and 1993. These financial statements are the responsibility of EVRO's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EVRO Corporation and subsidiaries at December 31, 1994, and the results of their operations and their cash flows for the years ended December 31, 1994 and 1993 in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that EVRO will continue as a going concern. As discussed in the notes to the financial statements, which also address management's plans and a subsequent event in 1995 which could have an influence upon EVRO's ability to raise additional operating capital, EVRO's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         As discussed in Note 10a to the financial statements, management has determined that the operations of the health related businesses were terminated and abandoned as of December 31, 1994. Accordingly, the financial statements have been reclassified to reflect such event.




April 16, 1995                                      /s/ Alessandri & Alessandri
 (except for Note 10a, as to which
    the date is December 21, 1995)



                          ACCOUNTANTS & CONSULTANTS
            5121 EHRLICH ROAD - SUITE 106-B - TAMPA, FLORIDA 33624
                     (813) 969-1995 - FAX (813) 960-2740
  Member: American Institute of Certified Public Accountants/Division of CPA
                Firms - Member Florida Institute of Certified
                              Public Accountants

                                EVRO CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1994


--------------------------------------------------------------------------------
                                     ASSETS
                                     ------

               CURRENT ASSETS:

                   Cash                                                                         $    7,300
                   Note receivable (current portion)                                                10,000
                   Other receivables                                                                17.415
                   Net current assets of discontinued operations                                     3,004
                                                                                                ----------
                       Total current assets                                                         37,719
                                                                                                ----------
               PROPERTY AND EQUIPMENT:
                   Land and improvements                                                         2,343,796
                   Buildings and structures                                                      1,070,671
                   Machinery and equipment                                                         279,442
                   Furniture and fixtures                                                           24,617
                   Vehicles                                                                         58,233
                                                                                                ----------
                   Less:  Accumulated depreciation                                               3,776,759
                                                                                                  (345,039)
                                                                                                ----------
                                                                                                 3,431,720
                   Net fixed assets of discontinued operation                                       78,954
                                                                                                ----------
                                Total property and equipment                                     3,510,674
                                                                                                ----------

               INVESTMENTS AND OTHER ASSETS:

                   Note receivable (less current portion)                                           30,000
                   Goodwill (less accumulated amortization and adjustments of $1,066,742)        1,582,863
                   Investment in partnerships                                                       30,405
                   Net other assets of discontinued operation                                        3,212
                                                                                                ----------
                       Total other assets                                                        1,646,480
                                                                                                ----------
                           TOTAL ASSETS                                                         $5,194,873
                                                                                                ==========


                                           LIABILITIES AND STOCKHOLDERS' EQUITY
                                           ------------------------------------

               CURRENT LIABILITIES:

                   Notes payable and current portion of long-term debt                            $404,724
                   Accounts payable                                                                150,804
                   Amounts due to affiliate                                                        142,381
                   Other current liabilities                                                        47,096
                   Net current liabilities of discontinued operations                              207,779
                                                                                                ----------
                       Total current liabilities                                                   952,784

               LONG-TERM DEBT:
                   Long-term debt                                                                1,741,105
                   Refundable memberships                                                           32,485
                   Net long-term debt of discontinued operations                                    11,582
                                                                                                ----------

                           TOTAL LIABILITIES                                                     2,737,956
                                                                                                ----------

               STOCKHOLDERS' EQUITY:
                   Preferred stock, no par value; 1,250,000 shares
                       authorized; no shares issued

                   Common stock, no par value; 2,500,000 shares
                       authorized; 1,543,279 shares issued                                      11,049,782

                   Accumulated deficit                                                          (8,592,865)
                                                                                                ----------

                           TOTAL STOCKHOLDERS' EQUITY                                            2,456,917
                                                                                                ----------

                           TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $5,194,873
                                                                                                ==========


                See notes to consolidated financial statements.

                                EVRO CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                                    Twelve Months Ended
                                                                        ------------------------------------------
                                                                            December 31,             December 31,
                                                                               1994                      1993
                                                                        ------------------         ---------------
      REVENUES:
         Membership and other revenues                                       $ 1,080,991              $   963,752

      COST OF SALES AND REVENUES                                                 582,186                  639,920
                                                                             -----------              -----------
      GROSS MARGIN                                                               498,805                  323,832
                                                                             -----------              -----------

      OPERATING EXPENSES:
         Selling, general and administration                                   1,452,240                1,221,531
         Depreciation and amortization                                           164,902                  137,753
         Adjustment of goodwill                                                  900,000
         Adjustment to other assets                                              130,885
                                                                             -----------              -----------
                                                                               2,648,027                1,359,284
                                                                             -----------              -----------
      OPERATING LOSS OF CONTINUING OPERATIONS                                 (2,149,222)              (1,035,452)

      OTHER INCOME (EXPENSES):
         Interest income                                                          20,467                    4,351
         Interest expense                                                       (180,555)                (105,363)
         Other-net                                                                10,956                   17,230
                                                                             -----------              -----------
      NET LOSS OF CONTINUING OPERATIONS                                       (2,298,354)              (1,119,234)

      LOSS OF DISCONTINUED OPERATIONS                                         (2,909,391)              (1,246,953)
                                                                             -----------              -----------
      NET LOSS                                                               $(5,207,745)             $(2,366,187)
                                                                             ===========              ===========


      LOSS PER SHARE:
         Net Loss                                                            $     (4.15)             $     (2.72)
                                                                             ===========              ===========
         Loss of Continuing Operations                                       $     (1.83)             $     (1.29)
                                                                             ===========              ===========
         Loss of Discontinued Operations                                     $     (2.32)             $     (1.43)
                                                                             ===========              ===========
      Average Number of Common Shares Outstanding                              1,255,363                  870,153
                                                                             ===========              ===========


                See notes to consolidated financial statements.

                                EVRO CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                              Common Stock                        Cost of
                                                   -----------------------------------           Treasury             Accumulated
                                                     Shares                  $                    Shares                 Deficit
                                                   ------------        ---------------          -----------        -----------------
 COMMON SHARES:
 BALANCE, DECEMBER 31, 1992
 (Including transfer of paid in capital to
     reflect change to no par value stock in
     February 1994 and the Company's 1:20
     reverse stock split in January 1995)            803,811            $ 3,661,158               $(31,911)            $(1,018,933)

 Common shares issued for conversion
     of preferred shares                              30,500
 Common shares issued:
     To employees                                      8,893                 24,899
     In payment of note payable                        3,500                 35,602
     In exchange for services                         52,986                629,060
 Common shares sold                                   82,500                938,035
 Net loss                                                                                                               (2,366,187)
                                                   ---------            -----------               --------             -----------
 BALANCE, DECEMBER 31, 1993                          982,190              5,288,754                (31,911)             (3,385,120)
 Common shares issued:
     In payment of note payable                       48,798              1,133,421
     In exchange for
        services/distributorship                      27,681                111,982
     In exchange for preferred shares
        held by affiliate                             88,270              1,765,400
     As collateral for a loan                         27,500
     As partial payment in asset
        acquisition                                   24,833                350,000
 Common shares sold                                  340,154              2,436,637
 Options exercised                                     5,000                 14,500
 Purchase of Company stock                              (208)               (19,001)
 Retirement of common stock in                          (939)               (31,911)                31,911
     treasury
 Net loss                                                                                                               (5,207,745)
                                                   ---------            -----------               --------             -----------
 BALANCE, DECEMBER 31, 1994                        1,543,279            $11,049,782               $     (0)            $(8,592,865)
                                                   =========            ===========               ========             ===========





                 See notes to consolidated financial statements

                                EVRO CORPORATION

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------


                                                                   Series B Convertible Preferred Stock
                                                                 ------------------------------------------
                                                                     Shares                         $
                                                                 ---------------             --------------
            PREFERRED SHARES:

            Balance, December 31, 1992                                     0                             0

            Shares issued to affiliate-net                            48,920                   $   978,400
                                                                    --------                   -----------
            Balance, December 31, 1993                                48,920                       978,400

            Shares issued to affiliate in
              exchange for outstanding debt                           39,350                       787,000

            Shares redeemed by affiliate
              and converted to common
              shares of the company                                  (88,270)                   (1,765,400)
                                                                    --------                   -----------
            Balance, December 31, 1994                                     0                   $         0
                                                                    ========                   ===========






                 See notes to consolidated financial statements

                                EVRO CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                     Year Ended
                                                                        ------------------------------------
                                                                        December 31,           December 31,
                                                                            1994                  1993
                                                                        -------------        ---------------
               CASH FLOWS FROM OPERATING ACTIVITIES:
               Net loss                                                 ($5,207,745)          ($2,366,187)
               Adjustments to reconcile net income to net cash
               provided by operating activities:
                  Adjustment to goodwill                                  1,721,340
                  Write-off of other assets                                 380,935
                  Depreciation and amortization                             160,352               142,098
                  Common stock issued for services                          111,982               629,060
                  Gain on sale of facility                                                         (6,788)
                  Decrease in inventories                                   118,256               333,612
                  Decrease (Increase) in prepaid expenses                   230,900              (230,900)
                  Increase in other current assets                          306,943               (49,457)
                  Decrease in customer deposits                             (61,627)             (161,332)
                  (Increase) Decrease in other current
                    liabilities                                              11,588              (134,409)
                                                                        -----------           -----------
               Net cash used in operating activities                     (2,227,076)           (1,844,303)
                                                                        -----------           -----------

               CASH FLOWS FROM INVESTING ACTIVITIES:
               Acquisition of property and equipment                     (1,287,773)             (345,708)
               Proceeds from sale of facility                                                     261,870
               Note receivable                                               40,000               (30,000)
               Other non-current assets                                                             1,494
                                                                        -----------           -----------
               Net cash used in investing activities                     (1,247,773)             (112,344)
                                                                        -----------           -----------
               CASH FLOWS FROM FINANCING ACTIVITIES:
               Proceeds from borrowings                                                         1,438,971
               Repayment of borrowings                                     (137,468)             (383,261)
               Proceeds from borrowings from affiliate(s)-net             1,143,845              (214,465)
               Proceeds from issuance of common stock                     2,432,136               938,035
               Common shares issued to employees                                                   24,899
               Proceeds from redemption and conversion of
                  minority interest to preferred stock                                            149,000
               Repayment of refundable memberships-net                       (7,515)               (3,000)
                                                                        -----------           -----------
               Net cash from financing activities                         3,430,998             1,950,179
                                                                        -----------           -----------
               NET INCREASE (DECREASE) IN CASH                              (43,851)               (6,468)

               CASH, BEGINNING OF PERIOD                                     53,270                59,738
                                                                        -----------           -----------
                                                                              9,419                53,270

               Less: cash of discontinued operations                         (2,119)
                                                                        -----------           -----------
               CASH, END OF PERIOD                                      $     7,300           $    53,270
                                                                        ===========           ===========
               Supplemental Disclosure:
                 Interest paid                                           $  180,555           $   122,740
                                                                        ===========           ===========


                 See notes to consolidated financial statement

                               EVRO CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 1994




1.       BASIS OF ACCOUNTING


         The consolidated financial statements of EVRO Corporation, ("EVRO"), and its wholly owned subsidiaries, Treasure Rockhound Ranches, Inc. ("Treasure Rockhound"), Lintronics Technologies, Inc. ("Lintronics"), Tres Rivers, Inc. ("Tres Rivers"), and EVRO Trading Corporation ("EVRO Trading"), and its 60% owned subsidiary, The Good Health Channel, Inc. ("Good Health"), have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. EVRO has incurred operating losses in 1993 and 1994 which have adversely reduced EVRO's liquidity and capital resources. The ability of EVRO to continue as a going concern is dependent upon the successful completion of one or more private equity and/or debt offerings and attaining future profitable operations.


2.       HISTORY AND OPERATIONS


         On February 23, 1994, the shareholders of EVRO voted to change EVRO's name from EVRO Financial Corp. to EVRO Corporation and its state of incorporation from Colorado to Florida.



         Treasure Rockhound operates seven recreational vehicle ranches in four southwestern states through its private organization, Camper Ranch Club of America ("Camper Ranch Club"). Camper Ranch Club offers its members daily or long-term leases on improved campsites at its various locations. Treasure Rockhound also operates a mobile home park in the midwest. During 1994, EVRO acquired a 46-acre recreational vehicle ("RV") campground in Texas. The campground, acquired by Tres Rivers, a wholly owned, newly formed Texas corporation was purchased for $1,575,000. The purchase price was comprised of $125,000 cash, the assumption of existing indebtedness of $720,000 that encumbered the campground, the issuance of a promissory note of $380,000 and the issuance of 496,668 shares of EVRO's common stock. Management allocated the purchase price, together with legal and closing costs of $35,805, to the property and equipment ($1,410,805) based on their estimated fair market value and goodwill ($200,000). The acquisition was accounted for in the financial statements using the purchase method of accounting and goodwill is being amortized over 15 years using the straight line method. Operating results of Tres Rivers have been included in the Consolidated Statement of Operations since July 15, 1994, the date of acquisition.


         Lintronics has been engaged in the business of the development, manufacture and sale of medical scanning devices used to assist physicians in the detection of breast abnormalities. During 1993, Lintronics was advised by the U. S. Food and Drug Administration ("FDA") that the FDA deemed transillumination devices, including Lintronics' products, to be non-efficacious and that Lintronics must discontinue the manufacture and sale of its transillumination products until further clinical trials are successfully completed under the FDA's IDE process and determined to be substantially equivalent to legally marketed products. Following this determination by the FDA, Lintronics' planned to use third party, foreign, subcontract facilities to manufacture its product and to use Imaging Technologies, Inc. ("Imaging"), a foreign subsidiary, wholly owned by Lintronics to market and distribute its video breast imaging systems in the foreign marketplace. Based on subsequent FDA pronouncements, and Imaging's inability to establish a foreign distribution network for Lintronics' product line, Lintronics discontinued its operations effective December 31, 1994. The operations of Imaging and EVRO Trading, which were also member companies of EVRO's health related business segment, were also terminated effective December 31, 1994. The results of operation of the discontinued companies has been reported as such in the Consolidated Statement of Operations.



         On February 22, 1994, EVRO purchased 60% of the issued and outstanding shares of common stock of Good Health for $1,600,000, of which $1,561,602 was
paid in cash during 1994.   Good Health specialized in providing health
information programming designed for physician waiting rooms, and also provided an, out-of-home advertising medium for consumer and pharmaceutical companies. During 1994, Good Health's efforts to obtain funding for equipment leasing, sign up advertisers to underwrite its programming, and subscribe a sufficient number of pediatric offices were unsuccessful. The combination of these three shortcomings and the significant losses generated by the operation caused EVRO to begin efforts to dispose of Good Health in early 1995. Accordingly, the operations of Good Health (a member company of EVRO's health related business segment) have been reflected as discontinued operations in the Statement of Operations for the year ended December 31, 1994.



3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         CONSOLIDATION - The consolidated financial statements include EVRO and its majority owned subsidiaries. All significant intercompany transactions and balance have been eliminated.



         FISCAL YEAR - EVRO has elected a fiscal year ending December 31.



         ALLOWANCE FOR DOUBTFUL ACCOUNTS - EVRO provides an allowance for doubtful accounts when, in the opinion of management, there is an uncertainty as to the collectability of an amount receivable.


         PROPERTY AND EQUIPMENT - Property and equipment is recorded at acquisition cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The costs of replacements, renewals, and repairs, which neither add materially to the value of the property nor appreciably prolong its life, are charged to expense as incurred.

         GOODWILL - Goodwill resulting from acquisitions is stated at cost less accumulated amortization. Amortization is calculated using the straight-line method over the estimated useful life of such goodwill. Generally, between fifteen and forty years has been identified as the estimated useful life of goodwill. EVRO has adopted a policy requiring periodic review and evaluation to determine whether there has been a permanent impairment in the value of goodwill. This policy includes, but is not limited to, evaluation of factors such as current operating results, expected undiscounted cash flows and other business trends.



         INVESTMENT IN PARTNERSHIPS - Investments in partnerships with less than a 20% ownership interest are generally accounted for using the cost method of accounting, except where EVRO has operating control, in which case the investment is accounted for under the equity method of accounting. EVRO has no investments in partnerships with greater than a 20% ownership interest.


         EARNINGS (LOSS) PER SHARE - Earnings (loss) per common share is based upon the weighted average number of common shares outstanding during the period.


         INCOME TAXES - The provision (benefit) for income taxes is based on the pre-tax earnings (loss) reported in the consolidated financial statements, adjusted for transactions that may never enter into the computation of income taxes payable. A deferred tax liability or asset is recognized for the estimated future tax effect attributable to temporary differences in the recognition of income and expenses for financial statement and income tax purposes.



         REVENUE RECOGNITION - Revenues from dues, rentals, and memberships are recognized during the period of service.



         CASH & CASH EQUIVALENTS - For purposes of the consolidated statements of cash flows, EVRO considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


         RECLASSIFICATIONS - Certain amounts for the prior year have been reclassified to conform to the 1994 presentation.

4.       NOTES RECEIVABLE


         In 1991, Treasure Rockhound sold a parcel of land and received as partial payment a promissory note of $70,000, having a mortgage on the land as collateral. The note bears interest at nine percent per annum, and is payable in seven annual payments of $10,000 plus interest. As of December 31, 1994 the outstanding balance is $40,000, of which $10,000 is classified as a current asset.

5.       NOTES PAYABLE AND LONG TERM DEBT


Short term notes payable consists of the following:
         Note payable to an individual at 15% per annum interest,
           due in June 1995.                                                                          $200,000

         Note payable to a related party at 7% per annum interest, due
           June 1995, as extended.                                                                      30,000

         Note payable to a bank at 11.5% per annum interest, payable in
           monthly installments of $2,200 including interest, due in August 1995.                       16,870

         Note payable to an individual due in May 1995.                                                 16,667

         Various notes payable of less than $6,000 each.                                                13,341
                                                                                                      --------
                                                                                                       276,878
                          Less note payable of discontinued operations.                                (16,667)
                                                                                                      --------

                                                                                                      $260,211
                                                                                                      ========
Long term debt consists of the following:
         Note payable to an individual at 10% per annum interest, payable in monthly installments of $9,900 including interest, with a balloon payment due in February 1998, having land, 27,500
           shares of EVRO's common stock, and all shares of
           Treasure Rockhound as collateral.                                                          $484,164

         Note payable to individuals at 8% per annum interest, payable in monthly installments of $3,375 including interest, due in 2001,
           having land, buildings and equipment as collateral.                                         455,375

         Note payable to a partnership at 8% per annum interest, payable in monthly installment of $4,610 including interest, with a balloon payment due in July 1996, having land, buildings and equipment
           as collateral.                                                                              371,608

         Contract payable on purchase of mobile home park at 10.4% per annum interest, payable in monthly installments of $3,500 including
           interest, having the mobile home park as collateral.                                        260,342

         Note payable to individuals at 10% per annum interest, payable in monthly installments of $2,901 including interest, due in 2001,
           having land, buildings and equipment as collateral.                                         259,351



         Note payable to a bank at 10.45% per annum interest, payable in monthly installments of $1,504 including interest, due in 1998, having
           land as collateral.                                                                          54,778
                                                                                                    ----------
                                                                                                     1,885,618
                                                      Less current portion.                           (144,513)
                                                                                                    ----------
                                                                                                    $1,741,105
                                                                                                    ==========


Maturities of the long term debt over the next five years are as follows:


                                        Year ended December 31
                                        ----------------------
                                                 1995                                  $  144,513
                                                 1996                                     470,560
                                                 1997                                     141,275
                                                 1998                                     289,031
                                                 1999                                      42,973
                                              Thereafter                                  797,266
                                                                                       ----------
                                                                                       $1,885,618
                                                                                       ==========


6.       MATERIAL TRANSACTIONS WITH RELATED PARTIES


         During 1993, ACL was EVRO's majority shareholder, owning 56% of the issued and outstanding common stock of EVRO. Mr. James L. Kennedy and Mr. David B. Howe were ACL's principal officers. ACL made periodic advances of funds to Lintronics for working capital purposes. During the first quarter of 1993, ACL advanced approximately $229,000 to Lintronics, and subsequently converted such debt to Series "B" 8% Convertible Preferred Stock of Lintronics, bringing such ownership to 52,920 shares. On March 30, 1993, EVRO's Board of Directors approved the conversion of these Lintronics preferred shares to a like number of preferred shares of EVRO. On September 20, 1993, EVRO's Board of Directors approved the redemption of 5,750 preferred shares of EVRO in exchange for EVRO's assumptions of certain debts ($80,000) of ACL which had been incurred for the benefit of Lintronics. Between April 1 and December 31, 1993, the assumed debts were paid, and EVRO advanced ACL approximately $214,000 to be used for working capital.



         In May 1994, EVRO was billed approximately $77,000 by ACL for legal and consulting services incurred by ACL on behalf of EVRO. During May 1994, EVRO issued 33,328 shares of the common stock of EVRO in exchange of preferred stock and/or for services rendered.



         In June 1994, EVRO converted ACL's 48,920 preferred shares of EVRO to common stock of EVRO on a one for one basis. Also in June 1994, EVRO repurchased two Lintronics dealerships from ACL in exchange for 5,500 shares of EVRO's common stock.



         At December 31, 1994, ACL owned 34% of the issued and outstanding common capital stock of EVRO. In January and February 1994 ACL repaid EVRO $214,000 for amounts due EVRO at December 31, 1993. In three separate transactions during 1994, ACL sold a total of

205,676 shares of its EVRO common stock, and loaned the proceeds totaling approximately $1,821,000 to EVRO. In May, June and December 1994, EVRO repaid ACL with the issuance of 92,438, 11,851 and 101,386 shares of EVRO's common stock, respectively. During the fourth quarter of 1994, ACL loaned EVRO approximately $192,000 for working capital purposes, of which $50,000 was repaid. At December 31, 1994, EVRO owed ACL approximately $142,000. During the first quarter of 1995, ACL advanced an additional approximate $110,000.



         On October 19, 1992, EVRO agreed that Treasure Rockhound would enter into an employment agreement with Dale A. Fullerton, former Chairman of the Board, President and largest shareholder of EVRO. The terms of the employment agreement included that, Mr. Fullerton would be employed for two years beginning October 15, 1992 at a monthly salary of $4,000. In addition, Mr. Fullerton was granted an option to acquire 5,000 shares of the common stock of EVRO for the sum of $10,000.



         In August 1993, EVRO terminated Mr. Fullerton for violating the terms of his employment agreement. Subsequent to the termination, Mr. Fullerton and EVRO filed legal actions against each other as a result of the termination. In June 1994, Mr. Fullerton, TRRI and EVRO entered into a Settlement Agreement ("Agreement"). It was determined by the Board of Directors of EVRO that the Agreement was not an admission of any wrongdoing or liability on the part of EVRO, but a prudent decision based upon the substantial legal fees which would be incurred and the significant amount of time which would be spent by EVRO's management in preparing legal defenses. Under the agreement, EVRO paid Mr. Fullerton the amount of principal and interest allegedly owed to him under a promissory note, and amounts allegedly owed as severance pay totaling $160,000, permitted Mr. Fullerton to exercise his stock option which allowed him to acquire 100,000 shares of EVRO's common stock for $10,000, and agreed to purchase such shares from Mr. Fullerton at his election; but, not more than 833 shares per month. In addition, Mr. Fullerton agreed to the cancellation of his option to purchase all of the shares of Treasure Rockhound for $900,000, and EVRO agreed to use its best efforts to have Mr. Fullerton removed as a guarantor of a note payable with a balance of $484,164 at December 31, 1994 (see Notes 5 and 7). During 1994, EVRO received $10,000 as Mr. Fullerton exercised his stock option, and paid Mr. Fullerton $19,000 for 4,165 shares of EVRO's common stock repurchases as part of the Agreement.



         In June 1992, Lintronics entered into a product distribution agreement with Medical Advances, Inc. for exclusive distribution rights for all of Lintronics' products in Ohio and Michigan. Mr. George F. Scantland, III, a former director of EVRO, is the President and majority owner of Medical Advances, Inc. In March 1994, EVRO repurchased the exclusive right from Medical Advance, Inc. in exchange for 8,750 shares of EVRO's common stock.



         In May 1993, ACL borrowed $35,000 from a Director of EVRO for the benefit of Lintronics and the accompanying promissory note was subsequently assigned to EVRO. Under the terms of the interest bearing promissory note, EVRO agreed to pay interest of ten percent per annum and full payment upon demand. At December 31, 1993, the outstanding balance was $29,000. In February 1994, the note was paid in full.


         In October 1993, EVRO borrowed $80,000 from DFP, Inc., a Florida corporation which is wholly-owned by two directors of EVRO. Under terms of the interest bearing single maturity payment promissory note, EVRO agreed to pay interest of seven percent per annum, with the principal due on January 5, 1994, which was extended by agreement to July 5, 1995. At March 31, 1995, the principle balance was $35,000.



         From January through June 1993, Lintronics had a management consulting agreement with Access Consultants Group, Inc. ("ACG"), which is wholly owned by officers and/or directors of EVRO and significant shareholders of ACL. As of December 31, 1993 Lintronics owed ACG $60,000. During the first quarter of 1994, the amount due ACG was paid in full.


7.       COMMON AND PREFERRED STOCK


         COMMON STOCK - EVRO has authorized 2,500,000 shares of common stock without par value. EVRO declared a 1 for 20 reverse stock split, effective January 26, 1995. All common share amounts mentioned herein have been stated
after giving effect to this reverse stock split.   As of December 31, 1994,
EVRO had issued and outstanding 1,543,279 of these shares.


         Restricted common shares issued for services rendered were valued by management for financial statement reporting purposes at the approximate market price per share less an appropriate discount.


         EVRO issued 27,500 shares of common stock partly as substitution of collateral and partly as additional collateral in consideration for modification of the terms of a note payable, including the extension thereof. For financial statement reporting purposes, no carrying value has been assigned to the shares and they have been excluded from the computation of the weighted average of shares outstanding.



         In December 1994, EVRO adopted a non-qualified 50,000 share stock option plan for directors and employees. The stock option plan provides for the granting of shares at market value and payment to be in cash or note payable in two years with interest to accrue at an annual rate equal to that rate of interest from time to time announced by Internal Revenue Service as its minimum stated interest rate (determined as of the date of the note and thereafter annually on the first business day of each succeeding year). The note is collateralized by the stock exercised under the option.

         PREFERRED STOCK - EVRO has authorized 1,250,000 shares, no par value, of preferred stock, after giving effect to the 1:20 reverse stock split declared by EVRO in January 1995. As of December 31, 1994, EVRO had no shares of preferred stock issued or outstanding.



         Lintronics, at the time that it was acquired by EVRO, had issued and outstanding 2,000,000 shares of its Series A 10% Convertible Preferred Stock
("Lintronics' Series A Preferred Stock").   The certificate of designation for
the Series A Preferred Stock provides that: [A] each share of Lintronics' Series A Preferred Stock has one vote; and [B] in the event of any liquidation, dissolution or winding up of the affairs of Lintronics, each holder of Lintronics' Series A Preferred Stock is entitled to receive, out of the net assets of Lintronics, the sum of $1.00 in cash for each share held.



         The Lintronics' Series A Preferred Stock is convertible into cash and/or common stock of Lintronics. More specifically, at any time after July 1, 1992, up to 71,248 shares of the Lintronics Series A Preferred Stock could be converted, on a quarterly basis, into shares of the common stock of Lintronics having a value equal to the lesser of: $71,428; or the difference between 85% of the net after tax profits of Lintronics during the quarter the shares are being converted and the Lintronics quarterly debt service during that quarter. The holder of the Series A Preferred Stock could, in lieu of receiving all common stock upon conversion, elect to receive up to one-half of the value of the common stock in cash. Due to Lintronics' lack of net after tax income, the above formula precluded the holders of the Series A Preferred Stock from being able to exercise their conversion rights.



         Notwithstanding the fact that the holder os the Series A Preferred Stock could not require conversion of the Series A Preferred Stock, during 1993, EVRO exchanged 30,500 shares of its common stock (after giving effect to the January 1995 1:20 reverse stock split) for 1,225,000 shares of Lintronics' Series A Preferred Stock. Also during 1993, the Board of Directors of EVRO agreed to issue shares of EVRO's preferred stock, having identical preferences, rights and limitations as the Lintronics' Series A Preferred Stock, to the holders of Lintronics' Series A Preferred Stock. EVRO was advised by counsel that it had a reasonable basis for rescinding the action and declining to issue shares of its preferred stock.



         Due to the fact that EVRO has discontinued the operations of Lintronics and Lintronics had negative net worth at December 31, 1994 and 1993, the balance sheets for EVRO as of such dates do not reflect a "minority interest".

8.       INCOME TAXES



         The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences at December 31:



                                                                            1994                1993
                                                                        ------------        ------------
    Income tax provision (benefit)-34%                                  $(1,770,633)          $(804,504)
    Increase (decrease) in rates resulting from:
        Non-deductible items                                                  4,269               9,085
        State and local taxes, net                                         (187,026)            (84,221)
    Valuation allowance for recognized
        deferred tax assets                                               1,953,390             879,640
                                                                        -----------           ---------
    Effective tax rates                                                 $         0           $       0
                                                                        ===========           =========



EVRO had deferred tax assets of $3,774,000 and $1,820,000 as of December 31, 1994 and 1993, respectively, which resulted from operating loss carry forwards. A valuation allowance was established in the same amount as the deferred tax assets because the benefit is more likely than not to be lost. Certain of the net operating losses aggregating approximately $2,500,000 are subject to limitations pursuant to provisions of the Internal Revenue Code relating to changes in control. These provisions can significantly limit the amount of net operating losses of EVRO and certain of its subsidiaries in a particular year to the extent of the fair market value of EVRO and its subsidiaries on the dates of the respective company's change of control multiplied by the statutory tax-exempt interest rate, which is approximately 7 percent.



         Accumulated net operating losses total approximately $10,036,000 and expire as follows:



               1996      $359,000                                2003        $   23,000

               1997      $ 93,000                                2006        $   18,000
               1999      $259,000                                2007        $  906,000

               2000      $413,000                                2008        $2,339,000

               2001      $311,000                                2009        $5,195,000



         Discontinued operations accounted for approximately $6,309,000 of the accumulated net operating losses, and $2,374,000 and $1,075,000 for 1994 and 1993, respectively, of the aforementioned deferred tax assets. The valuation allowance of $1,953,390 and $879,640 for recognized deferred tax assets reported above includes $1,299,000 and $704,000, approximately, which is attributable to discontinued operations.

9.       COMMITMENTS AND CONTINGENCIES



         EVRO and its subsidiaries have entered into certain lease agreements primarily for equipment and office space. Such agreements require annual rent payments as shown below.



                                                                          Annual
                           Year ended September 30                        Amount
                           -----------------------                        ------
                                    1995                                $105,631
                                    1996                                  92,978
                                    1997                                  71,672
                                    1998                                   2,627
                                    1999                                   1,167
                                                                        --------
                                                                        $274,075
                                                                        ========



         EVRO, through its subsidiary, Treasure Rockhound, operates several travel camper grounds. Prior to 1990, the camper grounds sold memberships with a refund provision. EVRO estimates that only a small percentage of the members will request refunds. At December 31, 1994 total remaining memberships sold with a refund provision are approximately $300,000. EVRO has recorded a liability for potential refunds of $32,485 as of December 31, 1994.



         Rental expense for the year ended December 31, 1994 and 1993 was $140,000 and $110,000, respectively,



10.      DISCONTINUED OPERATIONS AND OTHER ADJUSTMENTS



         a.  Discontinued Operations



         EVRO previously reported two business segments, one of which pertained to the health related industry. Effective as of December 31, 1994, the management of EVRO decided to terminate and abandon all operations of the health related business segment, which included the direct and indirect subsidiary companies of Lintronics, Good Health, Imaging and EVRO Trading.



         At December 31, 1994, assets of the discontinued operation totaled $85,170. Included in the $85,170 of assets was a capitalized lease amount of $28,096 for certain telephone equipment, and $24,730 of office equipment and furniture used in part by the parent company. Accordingly, the net dispensable assets of the discontinued operations total $32,344 ($85,170-$28,096-$24,730), which amount is considered to be immaterial. Liabilities of the discontinued operations totaled $219,361 at December 31, 1994.



         Revenues for the discontinued operations were $201,000 for 1993 and none for 1994. Costs and expenses of the discontinued operations, including certain corporate overhead allocations, which management believes are appropriate, aggregated $2,909,391 for 1994, and $1,447,953.



         b.  Other Adjustments.


         The year end adjustments made in December 1994 are summarized below:


                 Discontinuance of Good Health Channel:
                    Write-off of goodwill                                                   $  802,100
                    Write-off of other assets                                                  251,050
                 Downward reevaluation of goodwill of EVRO
                    Corporation and other subsidiaries                                         919,240
                 Write-down of other assets                                                    129,885
                                                                                            ----------
                    Total year end adjustments                                              $2,102,275
                                                                                            ==========



         In February 1994, EVRO acquired 60% the Good Health Channel, Inc., an entity that provided health information by installing a video replay device and TV monitor in the waiting rooms of medical facilities throughout the U.S. During the last quarter of 1994, EVRO determined that the business of the Good Health Channel, Inc. was not feasible due to technical difficulties, and Management decided to abandon the business. As a result, deferred production costs and video chips totalling $251,000 and goodwill of $802,100 were written-off as of December 31, 1994. Such amounts are included in the Loss from Discontinued Operations together with the losses from companies in the health related business segment that were also abandoned as of December 31, 1994. In connection with the termination and abandonment of medical segment operations, EVRO wrote-off related goodwill in the amount of $19,240.






         As of December 31, 1992, Lintronics Technologies, Inc. acquired EVRO, which acquisition was accounted for as a reverse purchase. As a consequence of the reverse purchase accounting, $2,409,446 was recorded as goodwill which, in essence, represented the difference between the then market value of the publicly traded shares of EVRO and EVRO's net asset value. However, the significant operating losses incurred by EVRO during 1993 and 1994, together with the deterioration of EVRO's financial condition indicated a possible impairment of goodwill. In accordance with EVRO's policy for the periodic evaluation of goodwill, EVRO determined that a permanent impairment of approximately $900,000 had occurred. Accordingly, as of December 31, 1994, EVRO recorded an adjustment to reflect a $900,000 permanent impairment in the value of goodwill. EVRO identified the amount of the estimated impairment of goodwill by comparing EVRO's estimated net asset value with the market value of EVRO's outstanding common shares on December 31, 1994. The methodology used to determine the amount of permanent impairment was similar to that used to determine the original amount of goodwill resulting from the application of reverse purchase accounting by Lintronics' to the acquisition of EVRO.






         During the last quarter of 1994, EVRO completed its evaluation of certain mineral leases totalling $129,885, and concluded that such leases were of little or no value. The leases represent the remnants of EVRO's past mining operations which had not been conducted for several years. Consequently, EVRO decided to write-off the remaining book value of the leases as of December 31, 1994.





11.      ADDITIONAL CASH FLOW STATEMENT INFORMATION

         The noncash effect of the acquisition of Tres Rivers in 1994 is summarized below:

                 Increase in assets
                   Property and equipment                                           $1,410,805
                   Goodwill                                                            200,000
                                                                                    ----------
                                                                                    $1,610,805
                                                                                    ==========

                 Increase in liabilities
                   Notes payable and current portion
                     of long term debt                                              $   38,870
                   Other current liabilities                                            12,405
                   Long term debt - notes payable                                    1,061,130
                                                                                    ----------
                                                                                     1,112,405

                 Issuance of 496,668 shares of
                   common stock                                                        350,000

                 Cash investment                                                       148,400
                                                                                    ----------
                                                                                    $1,610,805
                                                                                    ==========

         Noncash transactions which involve capital stock as opposed to cash are as follows:


                                                                     1994              1993
                                                                   --------          ---------
         Common stock issued:
           For services                                           $  111,982         $629,060
           In payment of note payable                             $1,133,421         $ 35,602

         Preferred stock issued in exchange for
           outstanding debt                                       $  787,000


12.      SUBSEQUENT EVENT - ACQUISITION OF THE SPORTS & SHOPPING NETWORK, INC.


         On March 14, 1995, EVRO acquired 98.35% of the issued and outstanding common shares of The Sports & Shopping Network, Inc., a Florida corporation, ("TSSN") from The Stellar Companies, Inc., a Florida corporation ("Stellar"). In connection with the acquisition of the controlling interest in TSSN, EVRO agreed to issue 16,759,038 shares of EVRO's common stock, or 77.09% (on a fully diluted basis), of EVRO's 21,738,735 shares of common stock which will then be issued and outstanding. EVRO issued Stellar 500,000 shares of common stock at the closing and has agreed to issue the remaining shares following completion of an increase in EVRO's authorized shares of common stock. Pursuant to the agreement between EVRO and Stellar, EVRO will offer to acquire the remaining 1.65% of TSSN's issued and outstanding shares of common stock held by its minority shareholders in exchange for an aggregate of 281,418 shares of EVRO's common stock.



         On January 12, 1995, EVRO purchased the option to acquire TSSN from Boyar Holdings, Inc. ("BHI"). Pursuant to the Assignment of Option Agreement, EVRO agreed to issue to BHI 30,000 shares of EVRO's Series E Convertible Preferred Stock ("Series E Preferred Stock") which shall be convertible into 3,000,000 shares of EVRO's restricted common stock following completion of an increase in EVRO's authorized shares of common stock.



         In conjunction with the TSSN acquisition, American Clinical Labs, Inc. ("ACL") the holder of 587,219 shares of EVRO's common stock, provided to Stellar an irrevocable proxy to represent ACL or any assignee thereof at all regular and special meetings of shareholders, or in connection with any other shareholder action of EVRO, but only in ACL's capacity as the owner of record of, and to vote the shares of the common stock of EVRO which were owned by ACL as of March 14, 1995 ("the Shares"). This proxy shall be effective from March 14, 1995 to the date the Shares represent less than five percent (5%) of EVRO's issued and outstanding shares of common stock.



         EVRO has formed a wholly-owned subsidiary, Technology Holdings, Inc. ("THI"), which owns all of the assets that were owned by EVRO prior to the TSSN acquisition. Pursuant to such acquisition, the holders of record of EVRO's common stock as of March 27, 1995, will be issued a stock dividend consisting of EVRO's Series D Convertible Preferred Stock ("Series D Preferred Stock"), which will have limited voting rights. EVRO has the right, but not the obligation, to redeem the Series D Preferred Stock in exchange for all of THI's issued and outstanding capital stock. In the event of liquidation or dissolution of EVRO, whether voluntary or otherwise, after payment of the debts and liabilities of EVRO and before any distribution shall be made to the holder of any class of common stock of EVRO, the holders of the Series D Preferred Stock shall be entitled to receive all of the THI Common Stock owned by EVRO, subject to the first priority of all holders of EVRO's Series A 10% Convertible Preferred Stock, Series B 8% Preferred Stock, and Series C Convertible Preferred Stock.



         THI is entitled to receive on an annual basis that number of shares of EVRO's voting common stock ("Special Shares") equal to 20% of the average total assets of THI over a twelve month period (March 14 through the following March 13 each year) divided by Two Dollars ($2.00). THI's right to receive the Special Shares provided is earned ratably over the applicable twelve month period. Such entitlement would cease upon the redemption of the Series D Preferred Stock. Stellar has the right to purchase from THI any Special Shares of EVRO's common stock received until June 30, 1997 for an amount equal to the greater of Two Dollars

($2.00) per share or 50% of the bid price of EVRO's then publicly traded stock as of the end of the month preceding Stellar's exercise of its right to purchase. EVRO is prohibited from pledging, hypothecating or otherwise encumbering its shares of THI's capital stock.


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






                 (Remainder of page left blank intentionally.)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE



   EVRO had no change in or disagreements with its accountants during the last two fiscal years.







                 (Remainder of page left blank intentionally.)

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


         The following individuals are the Directors and Officers of EVRO. All Directors are elected annually by the shareholders to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected annually by the Board of Directors to serve at the pleasure of the Board.


   NAME                               POSITION                              AGE
   ----                               --------                              ---
Thomas L. Jensen              Chairman of the Board and                      60
                              Director

Daniel M. Boyar               President, Chief Executive
                              Officer and Director                           39

Stephen H. Cohen              Secretary and Director                         49

D. Jerry Diamond              Director                                       55

James L. Kennedy              Director                                       52

Gerald L. Pennington          Director                                       62

Christopher P. Dona           Vice President                                 43

O. Don Lauher                 Treasurer and Chief
                              Financial  Officer                             52

Teresa B. Fannin              Assistant Secretary                            38


         THOMAS L. JENSEN was elected Chairman of the Board and Director of EVRO on March 14, 1995. Mr. Jensen is also Chairman of the Board, Chief Executive Officer and President of The Stellar Companies, Inc. in which capacities he has served since November 1992. Mr. Jensen is also President of Olympus Development Corporation which develops commercial real estate primarily in Florida. In addition, from 1979 until March 1993, he served as vice president of Wood Properties, Inc., an affiliate of the Lawler-Wood Group, a closely held corporation based in Knoxville, Tennessee. He is presently a general partner of Spacecoast Associates, Ltd., the managing partner of the Maingate Joint Venture, a partnership that owns the Radisson Maingate Hotel in Orlando, Florida (located directly outside the main entrance to Walt Disney World.)

         Mr. Jensen served in the Tennessee Legislature from 1967 until associating with the Lawler-Wood Group in 1979. He was elected Minority Leader of the House of Representatives in 1970 and was floor leader for Governor Winfield Dunn through multiple terms of office. As a legislator, Mr. Jensen sponsored and passed several landmark bills in Tennessee, including one that effected a restructuring of the rules of procedure, the budgeting process and several departments of State Government, and another that established a system of statewide public kindergartens. As a legislator, Mr. Jensen also served on numerous national committees and boards and in 1975 was elected President of the National Conference of State Legislatures. During his term, the California Assembly praised him for "his active role in improving state image at the national level and in assisting the California Legislature and other state legislatures..." Mr. Jensen serves as Past Chairman and Member of the Board of Metropolitan Knoxville Airport Authority, Chairman of the Board of the Knox County Private Industry Council, Board Member of the Knoxville Chamber of Commerce, Chairman of the Board of Trustees of the Tennessee Baptist Foundation, and on several other business and civic boards and committees.


         DANIEL M. BOYAR was elected President, Chief Executive Officer and Director of EVRO on March 14, 1995. Mr. Boyar, a licensed attorney, is the sole owner of Boyar Holdings, Inc., an investment company specializing in equity capital private placements, syndications, corporate mergers and acquisitions, and growth stocks for public companies. Mr. Boyar is a sole practitioner, who specializes in commercial transactions, and has practiced in either Ocala, West Palm Beach or Orlando, Florida from December 1990 to date. From November 1993 to May 1994, Mr. Boyar served as the secretary and special counsel to Member Service Corp., a corporation whose shares are traded on NASDAQ. From June 1993 to July 1993, Mr. Boyar served as the President, Chief Executive Officer and a Director of Aspen Marine Group, Inc., also a corporation whose shares are traded on NASDAQ. From August 1991 to date, Mr. Boyar serves as the President, Chief Executive Officer and a Director of Sportsworld 2000, Inc., a corporation whose shares are traded in the over-the-counter market. From March 1991 to June 1991, Mr. Boyar served as the President, Chief Executive Officer and a Director of Iroquois Brands, Ltd. a corporation whose shares were traded on the American Stock Exchange. From January 1991 to April 1991, Mr. Boyar served as the President, Chief Executive Officer and a Director of International Standards Group, Inc., a corporation whose shares were traded in the over-the-counter market. Mr. Boyar is a third generation real estate developer from southern California, having participated in his family's home building public company at the age of 20. He is a graduate of the University of Miami, from which he received a Bachelor of Business Administration Degree in Finance, and of Southwestern University School of Law, from which he completed the law school curriculum in two years, receiving a J.D. degree. Additionally, Mr. Boyar completed the Masters of Law Program in Taxation at Boston University, receiving his L.L.M. degree.



         STEPHEN H. COHEN was elected Secretary of EVRO on March 14, 1995. Mr. Cohen, a licensed attorney, is a founding partner of the Syracuse, New York law firm of Scolaro, Shulman, Cohen, Lawler & Burstein, P.C. Mr. Cohen has been with such law firm since its inception in 1979 and is presently a partner with the firm. He is a member of the New York and Pennsylvania bars, and specializes in the areas of federal income tax, employee benefits, estate planning, and health care. Mr. Cohen received his undergraduate degree in Accounting from Syracuse University in 1967 and his J.D. from Syracuse University's College of Law in 1970. He is a frequent lecturer on the topics of employee benefits and health care and has been designated in the book, "Best Lawyers in America," in the area of employee benefits.



         D. JERRY DIAMOND was elected as Director of EVRO on October 19, 1992. He served as Chairman of the Board, President and Chief Executive Officer of EVRO from October 19, 1992 until his resignation on March 14, 1995. Since October, 1994, Mr. Diamond has served as Chairman, President and Chief Executive Officer of American Clinical Labs, Inc. From February 1992 through October 1992, Mr. Diamond was Senior Vice President and Chief Operating Officer of Veridien Corporation, a publicly traded healthcare company headquartered in St. Petersburg, Florida, which specializes in infection control. From May 1988 through February 1992, Mr. Diamond was Chairman, President and Chief Executive Officer of Coastland Corporation of Florida, a Tampa, Florida based company specializing in the development of businesses in the hazardous and nonhazardous waste recycling industry. For the past 17 years, Mr. Diamond has had an extensive background in managing publicly traded companies.



         JAMES L. KENNEDY was elected as Treasurer and Director of EVRO on October 19, 1992, and elected Executive Vice President on February 25, 1994.
He resigned as Treasurer and Executive Vice President on September 30, 1994 but has continuously served as a Director of EVRO. Mr. Kennedy currently serves as Director of American Clinical Labs, Inc. where he has been involved since April, 1990 and formerly served as Chairman of the Board, Chief Executive Officer and Treasurer. From September 1986 through February 1990, he was the sole owner and principal manager of Kennedy Financial Corp., a federally licensed, Orlando-based commodities broker engaged in the purchase and sale of commodities and futures contracts. Mr. Kennedy's prior activities include ownership and management of the central Florida Robinson helicopter dealership, a full service hotel, and a construction corporation engaged in substantial commercial and industrial development.


         GERALD L. PENNINGTON was elected as Director on October 19, 1992. Mr. Pennington has served as Vice President since 1954 of Ashland Lumber Company, a family owned lumber business founded by his father. He founded and served as Director of United Window Company of Columbus, Ohio from 1970 to 1992. From 1958 to 1979, he served as Executive Vice President of Pennco, Inc. After his retirement from Pennco in 1979, Mr. Pennington moved to Nokomis, Florida where he has been involved in commercial land development and construction. He currently serves as a Director of the Presidential Bank in Sarasota, Florida, and of Personal Health Technologies, Inc. of Boston, Massachusetts. Mr. Pennington has served on various boards of marketing and management companies.


         CHRISTOPHER P. DONA was elected as Vice President of EVRO on March 14, 1995. Mr. Dona is also Executive Vice President, Chief Operating Officer and Director of The Stellar Companies, Inc. in which capacities he has served since January 1993. Prior to joining Stellar

Mr. Dona was with Hasbro, Inc., where he served as a corporate officer and Senior Vice President. Hasbro, Inc. is the world's leading manufacturer of toys and games, with operations in over 18 countries. Mr. Dona held his position for eight years. Prior thereto, Mr. Dona was Vice President in the Consumer Products Group of Bausch and Lomb, Inc., one of the world's leading manufacturer of vision care products such as soft contact lenses, Ray-Ban sunglasses and Bushnell riflescopes, along with a diverse offering of healthcare consumer products. A multinational company, its operations are located in over 25 countries. Mr. Dona began his career in 1974 with Albany International Corporation, a manufacturer of paper machine clothing in which he held various managerial positions.

         Mr. Dona received a B.A. degree from Siena College and an M.S. from Clarkson College of Technology. He has been active in many community organizations and served on various boards of directors such as Northern Rhode Island Chamber of Commerce, Pawtucket YMCA, Pawtucket Community Counseling Center, Greater Providence Chamber of Commerce and Better Homes of Springfield.


         O. DON LAUHER was elected Treasurer and Chief Financial Officer of EVRO on March 14, 1995. Mr. Lauher is also Chief Financial Officer and Treasurer of The Stellar Companies, Inc. in which capacities he has served since January 1993. Prior to joining Stellar, Mr. Lauher served as Vice President/Chief Accounting Officer of The Major Group, Inc. (f/k/a the Radice Corporation), a NYSE listed company from 1982 through 1992, principally engaged in providing real estate management and advisory services. Prior to 1989, Major was a diversified real estate merchant builder involved in the development of commercial office parks; residential, single-family and condominium communities; rental apartment projects; and adult congregate living facilities with total assets approximating $400 million. Mr. Lauher directed and monitored the overall accounting and financial activities, including cash management, accounting, tax, SEC, MIS, construction financing, insurance and administrative functions, prepared short and long-range financial models for all phases of the company's operations, and its annual business plan. He coordinated the use of the company's consultants for accounting, financial and tax matters. In addition, he also served as corporate secretary from 1990 through 1992.


         Prior to his tenure with Major, Mr. Lauher was the Chicago Regional Controller for Levitt Homes, Inc., for five years. The annual sales for the Chicago region were in excess of $60 million. Prior to his service with Levitt, Mr. Lauher served as Audit Manager, Senior and Junior Accountant with Price Waterhouse & Company for 11 years. Mr. Lauher is a member of the American Institute of Certified Public Accountants and graduated from Southern Illinois University with a B.S. in Accounting.


         TERESA B. FANNIN served as Secretary of EVRO from October 19, 1992 until her resignation on March 14, 1995. On March 14, 1995, she was elected as Assistant Secretary of EVRO. Since October 1994, Ms. Fannin has also served as Secretary of American Clinical Labs, Inc. From March, 1992 to October, 1992, Ms. Fannin served as the Executive Assistant to the Senior Vice President and Chief Operating Officer of Veridien Corporation, a healthcare company located in St. Petersburg, Florida specializing in infection control. From March 1989 to March 1992, Ms. Fannin served as Corporate Secretary and Executive Assistant to the Chairman and Chief Executive Officer of Coastland Corporation of Florida, a company specializing in the development of businesses in the hazardous and nonhazardous waste recycling industry headquartered in Tampa, Florida. From 1987 to 1989, Ms. Fannin worked as a consultant to publicly and privately owned companies, assisting them with organizational structure, corporate filings, staffing and policy/procedures implementation.


SECTION 16 REPORTS


         The requirements imposed by Section 16(a) of the Securities Exchange Act of 1934, as amended, provide that EVRO's Officers and Directors, and persons who own more than ten percent of EVRO's Common Stock, file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5) with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish EVRO with copies of all such forms they file. Based solely on its review of the copies of such forms received, EVRO believes that during its fiscal year ended December 31, 1994, ACL which had two late filings regarding three transactions, was the only officer, director or greater than ten percent beneficial owner that did not file all of the above referenced forms on a timely basis.



ITEM 10.         EXECUTIVE COMPENSATION


         CASH COMPENSATION

SUMMARY COMPENSATION TABLE

                                                                 Long Term Compensation
                                                       ----------------------------------------
                             Annual Compensation                   Awards            Payouts
                      -------------------------------------------------------------------------
                                                           Restricted
 Name and             Salary(1)   Bonus    Other Annual       Stock                   LTIP        All Other
 Principal            ------      -----    Compensation     Award(s)    Options/     Payouts    Compensation
 Position     Year       $          $           $              $         SAR's (#)      $            $
 --------     ----    ------      -----    ------------    ---------    ----------   -------    ------------
 D. Jerry                                           0
 Diamond,     1994    135,000                   5,638
 Chief        1993    180,000(2)                    0
 Executive    1992     13,848
 Officer

 David B.
 Howe,
 Exec.        1993    104,000(3)                4,298
 Vice
 President
---------------


         (1)All compensation paid to EVRO's current officers has been paid by Lintronics, not EVRO. The amount reflects compensation paid and/or accrued by Lintronics.


         (2)Included in this amount earned in 1993 is $90,000 for which payment was deferred to 1994.

         (3)Included in this amount earned in 1993 is $20,000 for which payment was deferred to 1994.


         EVRO may adopt additional compensation programs at a later date suitable for its executive personnel. EVRO is unable to predict at this time the format or manner of compensation to be included in any such program.



ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT



         The following table enumerates, as of March 31, 1995, the name, address and ownership, both by numerical holding and percentage interest, of EVRO's Common and Preferred Stock by (1) the beneficial owners of more than five percent of EVRO's outstanding Common Stock; (2) the Directors and Executive Officers of EVRO, individually; and (3) the Directors and Executive
Officers as a group.   There are no shares which each of the following could
purchase under outstanding stock options, warrants, conversion privileges or other rights which were exercisable as of March 31, 1995 or exercisable on or before 60 days from such date other than Daniel Boyar in that he is entitled to convert 30,000 shares of Series E Convertible Preferred Stock into 3,000,000 shares of restricted common stock of EVRO at any time after EVRO's authorized but unissued shares have been increased to 75,000,000 subject to the filing of an information or proxy statement with the Commission.



         In preparing the following tables, EVRO has relied upon statements filed with the Securities and Exchange Commission by beneficial owners of more than 5 percent of EVRO's outstanding Common Stock pursuant to Section 13(d) or 13(g) of the Securities Act of 1934, unless EVRO knew or had reason to believe that the information contained in such statements was not complete or accurate, in which case EVRO relied upon information which it considered to be accurate and complete.







                 (Remainder of page left blank intentionally.)

                                                                                After Increase in Authorized
                                                         Present Holdings          Shares of Common Stock
                                                         ----------------          ----------------------
Title                                                                Percent                       Percent
Class       Name and Address                            Amount      of Class(1)     Amount        of Class(2)
-----       ----------------                            ------      --------        ------        --------
Common      Thomas L. Jensen (Chairman of             1,087,219      49.46%          16,759,038     77.09%
            the Board and Director)
            1601 Riverview Tower
            Knoxville, TN  37902

Common      Daniel L. Boyar (President,                   0           .00%            3,000,000     13.80%
            Chief Executive Officer and Director)
            10002 Princess Palm Ave., Suite 304
            Tampa, FL 33619

Preferred   Daniel L. Boyar (President,                 30,000      100.00%               0          .00%
            Chief Executive Officer and Director)
            10002 Princess Palm Ave., Suite 304
            Tampa, FL  33619

Common      Stephen H. Cohen (Secretary and           1,087,219      49.46%          16,794,697     77.25%
            Director)(3)
            90 Presidential Plaza
            New York, NY  13202

Common      D. Jerry Diamond (Director)                608,957       27.70%            608,957      2.80%
            10002 Princess Palm Ave., Suite 304
            Tampa, FL  33619

Common      James L. Kennedy (Director)                599,934       27.29%            599,934      2.76%
            10002 Princess Palm Ave., Suite 304
            Tampa, FL  33619

Common      Gerald L. Pennington (Director)             6,000         0.27%             6,000        .03%
            10002 Princess Palm Ave., Suite 304
            Tampa, FL  33619

Common      Christopher P. Dona (Vice President)      1,087,219      49.46%          16,759,038     77.09%
            7501 W. Irlo Bronson Memorial Hwy.
            Suite 103
            Kissimmee, FL  34747

Common      O. Don Lauher (Treasurer and Chief        1,087,219      49.46%          16,759,038     77.09%
            Financial Officer)
            7501 W. Irlo Bronson Memorial Hwy.
            Suite 103
            Kissimmee, FL  34747

Common      Teresa B. Fannin (Assistant Secretary)      3,250         0.15%             3,250        .01%
            10002 Princess Palm Ave., Suite 304
            Tampa, FL  33619


                                                                                  After Increase in Authorized
                                                   Present Holdings                 Shares of Common Stock
                                                   ----------------                 ----------------------
Title       Percent                                                  Percent
Class       Name and Address                            Amount      of Class(1)        Amount     of Class(2)
-----       ----------------                            ------      --------           ------     --------
Common      American Clinical Labs, Inc(4)             587,219       26.71%             587,219      2.70%
            10002 Princess Palm Ave., Suite 304
            Tampa, FL  33619

Common      The Stellar Companies, Inc.(5),(6)       1,087,219       49.46%          16,759,038     77.09%
            1601 Riverview Tower
            Knoxville, TN  37902

Common      Management as a Group (9 Persons)        1,130,922       51.45%          20,425,619     93.96%

Preferred                                               30,000      100.00%                   0       .00%


-------------------


                 (1)Based on 2,198,279 shares outstanding.



                 (2)Based on 21,738,735 shares outstanding upon completion of an increase in EVRO's authorized shares of common stock and thereafter the issuance of the additional shares of common stock to Stellar, the conversion of preferred stock held by Mr. Boyar to common stock and the acquisition of the remaining 1.65% of TSSN's issued and outstanding common stock held by its minority shareholders.



                 (3)Mr. Cohen holds sole investment power on 125,000 shares of TSSN currently held by the SSCL&B Employees Deferred Savings and Profit Sharing Plan and Trust, FBO Stephen H. Cohen. Upon EVRO's offer to acquire the remaining 1.65% of TSSN's issued and outstanding common stock, the 125,000 shares of TSSN will be exchanged for 35,659 shares of EVRO common stock.


                 (4)Includes 587,219 shares owned by American Clinical Labs, Inc. because of Mr. Kennedy's and Mr. Diamond's position on its Board of Directors which exercises voting control thereover on behalf of American Clinical Labs, Inc.'s shareholders.

                 (5)Includes 500,000 shares owned by Stellar because of Mr. Jensen's and Mr. Cohen's position on its Board of Directors which exercises voting control thereover on behalf of Stellar's shareholders.


                 (6)American Clinical Labs, Inc. provided to Stellar an irrevocable proxy with full power of substitution, to represent ACL or any assignee thereof at all regular and special meetings of shareholders, or in connection with any other shareholder action, of EVRO, but only in ACL's capacity as the owner of record of and to vote the shares of ACL as of March 14, 1995. The irrevocable proxy shall be effective from March 14, 1995 to the date the Shares represent less than 5% of EVRO's issued and outstanding shares of common stock.



ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS WITH MANAGEMENT
                 AND OTHERS



         During 1993, ACL was EVRO's majority shareholder, owning 56% of the issued and outstanding common stock of EVRO. Mr. James L. Kennedy and Mr. David B. Howe were ACL's principal officers. ACL made periodic advances of funds to Lintronics for working capital purposes. During the first quarter of 1993, ACL advanced approximately $229,000 to Lintronics, and subsequently converted such debt to Series "B" 8% Convertible Preferred Stock of Lintronics, bringing such ownership to 1,058,400 shares. On March 30, 1993, EVRO's Board of Directors approved the conversion of these Lintronics preferred shares to 52,920 preferred shares of EVRO. On September 20, 1993, EVRO's Board of Directors approved the redemption of 5,750 shares of EVRO's Series B Preferred Stock in exchange for EVRO's assumption of debts of ACL totaling $80,000 which had been incurred for the benefit of Lintronics. Between April 1 and December 31, 1993, the assumed debts were paid, and EVRO advanced ACL approximately $214,000 to be used for working capital.



         In May 1994, EVRO was billed approximately $77,000 by ACL for legal and consulting services incurred by ACL on behalf of EVRO. During 1994, EVRO issued 33,328 shares of EVRO's common stock in exchange of preferred stock (13,278) and for services rendered (20,050).



         In June 1994, EVRO converted ACL's 48,920 preferred shares of EVRO to common stock of EVRO on a one for one basis. Also in June 1994, EVRO's Board of Directors determined and approved the purchase of two Lintronics' dealerships from ACL in exchange for 5,500 shares of EVRO's common stock. The purchase price was determined based on the historic purchase prices of dealerships, the most recent of which occurred in June 1994.



         At December 31, 1994, ACL owned 34% of the issued and outstanding common capital stock of EVRO. In January and February 1994, ACL repaid EVRO $214,000 for amounts due EVRO at December 31, 1993. In three separate transactions during 1994, ACL sold a total of 205,676 shares of its EVRO common stock, and loaned the proceeds totaling approximately $1,821,000 to EVRO. In May, June and December 1994, EVRO repaid ACL with the issuance of 92,438, 11,851 and 101,386 shares of EVRO's common stock, respectively. During the fourth quarter of 1994, ACL loaned EVRO approximately $192,000 for working capital purposes, of which $50,000 was repaid. At December 31, 1994, EVRO owed ACL approximately $142,000. During the first quarter of 1995, ACL advanced an additional approximate $110,000.



         On October 19, 1992, EVRO agreed that Treasure Rockhound would enter into an employment agreement with Dale A. Fullerton, former Chairman of the Board, President and largest shareholder of EVRO. The terms of the employment agreement included that, Mr. Fullerton would be employed for two years beginning October 15, 1992 at a monthly salary of $4,000. In addition, Mr. Fullerton was granted an option to acquire 5,000 shares of the common stock of EVRO for the sum of $10,000.



         In August 1993, EVRO terminated Mr. Fullerton for violating the terms of his employment agreement. Subsequent to the termination, Mr. Fullerton and EVRO filed legal actions against each other as a result of the termination. In June 1994, the Mr. Fullerton, TRRI and EVRO entered into a Settlement Agreement ("Agreement"). It was determined by the Board of Directors of EVRO that the Agreement was not an admission of any wrongdoing or liability on the part of EVRO, but a prudent decision based upon the substantial legal fees which would be incurred and the significant amount of time which would be spent by EVRO's management in preparing legal defenses. Under the agreement, Mr. Fullerton was paid the amount of principal and interest allegedly owed to him under a promissory note, and amounts allegedly owed as severance pay totaling $160,000, and permitted Mr. Fullerton to exercise his stock option which allowed him to acquire 5,000 shares of EVRO's common stock for $10,000 provided that Mr. Fullerton agreed to sell the shares back to EVRO and further agreed to the cancellation of Mr. Fullerton's option to buy all the shares of Treasure Rockhound for $900,000, and EVRO agreed to use its best efforts to have Mr. Fullerton removed as a guarantor of a note payable with a balance of $484,164 at December 31, 1994 (see Notes 5 and 7). During 1994, EVRO received $10,000 as Mr. Fullerton exercised his stock option, and paid Mr. Fullerton $19,000 for 208 shares of
EVRO's common stock repurchases as part of the Agreement.   During 1995, EVRO
has paid Mr. Fullerton approximately $11,000 in exchange for approximately 125 shares of EVRO's common stock.



         In June 1992, Lintronics entered into a product distribution agreement with Medical Advances, Inc. for exclusive distribution rights for all of Lintronics' products in Ohio and Michigan. Mr. George F. Scantland, III, a former director of EVRO, is the President and majority owner of Medical Advances, Inc. In March 1994, EVRO repurchased the exclusive right from Medical Advance, Inc. in exchange for 8,750 shares of EVRO's common stock.



         In May 1993, ACL borrowed $35,000 from Gerald L. Pennington, a current director of EVRO for the benefit of Lintronics and the accompanying promissory note was subsequently assigned to EVRO. Under the terms of the interest bearing promissory note, EVRO agreed to pay interest of ten percent per annum and full payment upon demand. At December 31, 1993, the outstanding balance was $29,000. In February 1994, the note was paid in full.



         In October 1993, EVRO borrowed $80,000 from DFP, Inc., a Florida corporation which is wholly-owned by D. Jerry Diamond and James L. Kennedy, former officers and current directors of EVRO. Under terms of the interest bearing single maturity payment promissory note, EVRO agreed to pay interest of seven percent per annum, with the principal due on January 5, 1994, which was extended by agreement to July 5, 1995. At March 31, 1995, the principle balance was $35,000.



         From January through June 1993, Lintronics had an management consulting agreement with Access Consultants Group, Inc. ("ACG"), which is wholly owned by James L. Kennedy, a director and former officer, and David B. Howe, a former officer and former director and significant shareholders of ACL. As of December 31, 1993 Lintronics owed ACG $60,000. During the first quarter of 1994, the amount due ACG was paid in full.



         In October 1993, Lintronics entered into an Employment Agreement with Mr. Michael B. Hickland as Executive Vice President, Director of Sales and Marketing for a two-year period beginning November 1, 1993. The terms of the agreement include a base salary of $89,000, a non-qualified, five year stock option of 5,000 shares of EVRO restricted common stock at $2.75 per share and 12,500 shares at $4.00 per share. As of the date of this filing, Mr. Hickland exercised options on 5,000 shares. In January 1994, Mr. Hickland purchased 2,500 shares of restricted common stock of EVRO for $1.00 per share through a private placement. On March 1, 1995, it was determined by THI and EVRO that further funding of EVRO Trading would be halted as no significant products had been sold nor had a distribution network been established. Subsequently, a dispute arose between THI and EVRO and Mr. Hickland, the President of EVRO Trading in which certain claims were asserted by both parties. As a part of a settlement agreement entered into on March 24, 1995 with Mr. Hickland, THI transferred ownership of 55% of the common stock of EVRO Trading to him in exchange for an arrangement whereby EVRO would maintain a 45% interest in the common stock of EVRO Trading, with no obligation for additional funding. Both parties also signed mutual general releases and noncompete agreements in connection with the settlement. On March 24, 1995, THI and Mr. Hickland also executed a 10 day secured promissory note ("Note") for $30,776.99 which represents amounts due Mr. Hickland and Perry Cope, a consultant for EVRO Trading for back salary, fees and expenses. The Note was secured by the remaining 45% of the common stock of EVRO Trading ("Security"). On April 3, 1995, THI defaulted on the Note and surrendered the Security to Mr. Hickland.



         Pursuant to the agreement between EVRO and Stellar, Stellar has agreed that EVRO shall transfer the first $300,000 that it receives as a result of the sale of any Class or Series of EVRO's authorized but unissued capital stock to THI in partial satisfaction of EVRO's obligation to fund a total of $400,000 to THI plus approximately $55,000 of expenses incurred by THI in relationship to this transaction. THI shall be entitled to receive the balance of the funds owed it from the proceeds of the sale of any Class or Series of EVRO's authorized but unissued shares after $200,000 from the proceeds of any such have first been utilized for the benefit of TSSN. The time and amount of each installment of the balance of such obligation to fund THI shall be mutually agreed upon by the EVRO board and the THI board at such time as additional funds become available.

ITEM 13.         EXHIBITS, REPORTS ON FORM 8-K

(A)      EXHIBITS

EXHIBIT #        DESCRIPTION OF DOCUMENT
                 -----------------------
2.01     Agreement and Plan of Reorganization dated September 22, 1992 by and among EVRO Financial Corp., owners of records of Lintronics Technologies, Inc., and Lintronics Technologies, Inc. (a)

3.01     Articles of Incorporation. (d)

3.02     By-Laws of the Registrant. (d)

3.03     Articles of Amendment to Articles of Incorporation filed October 3, 1994.(i)

3.04     Articles of Amendment to Articles of Incorporation filed January 24, 1995.(i)

3.05     Articles of Amendment to the Certificate of Designation, Preferences, Rights and Limitations of Series A 10%
         Convertible Preferred Stock, $1.00 Face Value of EVRO Corporation filed January 24, 1995. (i)

3.06     Articles of Amendment to the Certificate of Designation, Preferences, Rights and Limitations of Series B 8%
         Preferred Stock, $1.00 Face Value of EVRO Corporation filed January 24, 1995. (i)

3.07     Articles of Amendment to Articles of Incorporation filed March 15, 1995.(i)

3.08     Articles of Amendment to Articles of Incorporation filed April 8, 1995.(i)

4.01     Specimen Stock Certificate.(d)

10.01    Lease Agreement dated August 26, 1992 by and between Princess Palm Corporation and Lintronics Technologies,
         Inc. (c)

10.02    Employment Agreement dated October 29, 1993 by and between Lintronics Technologies, Inc. and Michael B.
         Hickland. (d)

10.03    Stock Purchase Agreement dated February 22, 1994 by and between EVRO Financial Corporation and Good Health
         Channel, Inc. (e)

10.04    Capital Stock Escrow and Disposition Agreement dated March 18, 1994 by and between EVRO Corporation and Good
         Health Channel, Inc. (e)


10.05    Asset Purchase Agreement dated July 13, 1994 by and between Three Rios, Ltd. and EVRO Corporation. (f)

10.06    Modification of Letter of Intent and Addendum to Modification of Letter of Intent dated January 12, 1995 by and between EVRO Corporation and The Stellar Companies, Inc. (g)

10.07    Assignment of Option dated January 12, 1995 amongst Boyar Holdings, Inc., EVRO Corporation, The Stellar
         Companies, Inc. and The Sports & Shopping Network, Inc. (g)

10.08    Promissory Note Extension and Consent Agreement and Capital Stock Escrow and Disposition Agreement dated July
         1, 1994 by and between EVRO Corporation and John Latham, Trustee. (h)

10.09    Settlement Agreement dated June 27, 1994 by and among EVRO Corporation, Treasure Rockhound Ranches, Inc. and
         Dale Fullerton; and Escrow Agreement dated June 27, 1994 by and among EVRO Corporation and Dale Fullerton and the law firm of Bush Ross Gardner Warren & Rudy, P.A.; and Escrow Agreement dated June 27, 1994 by and among
         EVRO Corporation, Treasure Rockhound Ranches, Inc., Dale Fullerton and the law firm of Morrill Brown & Thomas,
         P.A. (i)

10.10    EVRO Corporation 1994 Non-Qualified Stock Option Plan. (i)

22.01    Subsidiaries of registrant. (i)

27.0     Financial Data Schedule (for SEC use only)


(B)      REPORTS ON FORM 8-K

         Report on Form 8-K dated March 17, 1995, reported matters under Items 2 and 7 thereof.

         (a)Filed as an Exhibit to Report on Form 8-K dated October 19, 1992.

         (b)Filed as an Exhibit to Form 8 Amendment No. 1, dated November 19, 1992 to Report on Form 8-K dated October 19, 1992.

         (c)Filed as an Exhibit to Report on Form 10-KSB, dated April 22, 1993.

         (d)Filed as an Exhibit to Report on Form 10-KSB dated April 14, 1994.

         (e)Filed as an Exhibit to Report on Form 8-K dated March 29, 1994.

         (f)Filed as an Exhibit to Report on Form 8-K dated July 30, 1994.

         (g)Filed as an Exhibit to Report on Form 8-K dated March 17, 1995.

         (h)Filed as an Exhibit to Report on Form 10-QSB dated November 11,
            1994.


         (i)Filed as an Exhibit to Report on Form 10-KSB for the year ended December 31, 1994.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22th day of December, 1995.


                                        EVRO CORPORATION


                                        By:  /s/Thomas L. Jensen

                                           ------------------------

                                               Thomas L. Jensen

                                            Chief Executive Officer

         In accordance with the Exchange, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.



      SIGNATURE                                    TITLE                                            DATE
      ---------                                    -----                                            ----
/s/Thomas L. Jensen                        Chairman of the Board and                          December 22, 1995
---------------------------------          Chief Executive Officer
Thomas L. Jensen


/s/Stephen H. Cohen                        Secretary and Director                             December 22, 1995
---------------------------------
Stephen H. Cohen


/s/D. Jerry Diamond                        Director                                           December 22, 1995
---------------------------------
D. Jerry Diamond


/s/O. Don Lauher                           Treasurer, Chief Financial                         December 22, 1995
---------------------------------          Officer and Principal Accounting
O. Don Lauher                              Officer

/s/Don Mastropietro                        Director                                           December 22, 1995
---------------------------------
Don Mastropietro
