Form 10QSB/A
period 1995-03-31
EVRO CORP
filed 1996-01-31
CIK 33115

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                 FORM 10-QSB/A

         (Mark One)
         [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended   March 31, 1995
                                               -------------------------------

         [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 EXCHANGE ACT
                 For the transition period from               to
                                               --------------    --------------

                           Commission File No. 0-7870
                                               ------


                                EVRO CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Florida                                       59-3229961
---------------------------------------   -------------------------------------
(State of Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

             523 Douglas Avenue, Altamonte Springs, Florida 32714
--------------------------------------------------------------------------------
             (Address of Principal Executive Offices)     (Zip Code)


                                (407) 786-4460
--------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)


    7501 W. Irlo Bronson Memorial Hwy., Suite 105, Kissimmee, Florida 34747
--------------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if
                          changed since last year.)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 1995, the Company had 2,333,957 shares of Common Stock outstanding, no par value.

                                EVRO CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1995
                                  (Unaudited)



        ASSETS
        ------
        CURRENT ASSETS:
            Cash                                                                                            $     2,918
            Notes receivable (current portion)                                                                  115,000
            Other receivables                                                                                    14,146
            Inventories - net                                                                                   241,760
            Prepaid expenses                                                                                     51,550
            Net current assets of discontinued operations                                                         1,558
                                                                                                            -----------
              Total current assets                                                                              426,932
                                                                                                            -----------

        PROPERTY AND EQUIPMENT
            (less accumulated depreciation of $425,456)                                                       3,508,496

        INVESTMENTS AND OTHER ASSETS:
            Notes receivable (less current portion)                                                              30,000
            Investments in partnerships                                                                          30,405
            Proprietary technology                                                                              126,578
            Goodwill (less accumulated amortization of $47,663)                                               3,419,204
            Other - net                                                                                           4,180
            Net other assets of discontinued operations                                                          29,400
                                                                                                            -----------
              Total other assets                                                                              3,639,767
                                                                                                            -----------

            TOTAL ASSETS                                                                                    $ 7,575,195
                                                                                                            ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        CURRENT LIABILITIES:
            Notes payable and current portion of long-term debt                                             $   392,791
            Accounts payable                                                                                    484,720
            Amounts due to affiliates                                                                           456,876
            Other current liabilities                                                                           584,101
            Net current liabilties of discontinued operations                                                   253,619
                                                                                                            -----------
              Total current liabilities                                                                       2,172,107

        LONG-TERM DEBT:
            Long-term debt                                                                                    1,710,853
            Refundable memberships                                                                               40,000
            Net long-term debt of discontinued operations                                                         9,586
                                                                                                            -----------
            TOTAL LIABILITIES                                                                                 3,932,546
                                                                                                            -----------

        STOCKHOLDERS' EQUITY:
            Preferred stock, no par value
              Series D convertible preferred stock                                                            4,084,153
              Series E convertible preferred stock                                                               30,000
            Common stock, no par value                                                                        2,142,757
            Accumulated deficit                                                                              (2,610,461)
                                                                                                            -----------
                                                                                                              3,646,449
            Less: Common stock held by Technology Holdings, Inc., 42 shares at cost                              (3,800)
                                                                                                            -----------
            TOTAL STOCKHOLDERS' EQUITY                                                                        3,642,649
                                                                                                            -----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $ 7,575,195
                                                                                                            ===========


                 See notes to consolidated financial statements

                                EVRO CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (Unaudited)


                                                                                            1995                 1994
SALES AND REVENUES
    Memberships and other revenues                                                      $  120,631            $
    Product sales                                                                          132,209                 1,082
                                                                                        ----------            ----------
                                                                                           252,840                 1,082

COST OF SALES AND REVENUES                                                                 262,585                  (209)
                                                                                        ----------            ----------

GROSS MARGIN                                                                                (9,745)                1,291
                                                                                        ----------            ----------

OPERATING EXPENSES:
    Selling, general and administrative                                                    214,316                92,424
    Management and accounting services
      provided by The Stellar Companies, Inc.                                              190,000               287,500
    Research and development
    Depreciation and amortization                                                           25,205
                                                                                        ----------            ----------
                                                                                           429,521               379,924
                                                                                        ----------            ----------

OPERATING LOSS OF CONTINUING OPERATIONS                                                   (439,266)             (378,633)

OTHER INCOME (EXPENSES)
    Interest expense                                                                       (42,864)              (21,715)
    Other-net                                                                                4,317
                                                                                        ----------            ----------
NET LOSS OF CONTINUING OPERATIONS                                                         (477,813)             (400,348)

LOSS OF DISCONTINUED OPERATIONS                                                            (48,157)
                                                                                        ----------            ----------

NET LOSS                                                                                $ (525,970)           $ (400,348)
                                                                                        ==========            ==========
LOSS PER SHARE DATA:
NET LOSS OF CONTINUING OPERATIONS                                                            (0.58)                (0.86)

LOSS OF DISCONTINUED OPERATIONS                                                              (0.06)                   -
                                                                                        ----------            ----------

NET LOSS                                                                                $    (0.64)           $    (0.86)
                                                                                        ==========            ==========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                                820,662               468,100
                                                                                        ==========            ==========






                 See notes to consolidated financial statements

                                EVRO CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                  (Unaudited)



                                                              Common Stock Held by
                                            Common Stock    Technology Holdings, In     Preferred Stock     Additional
                                            ------------    -------------------------   ---------------      Paid in    Accumulated
                                       Shares            $       Shares     $        Series D     Series E   Capital      Deficit
                                       ------          -----     ------    ---       --------     --------  ---------- ------------
BALANCE, JANUARY 1, 1995              59,734,634  $     4,953          $          $            $          $ 2,167,804   $(2,084,491)

Adjustment to reflect reverse
  purchase acquisition of EVRO
  Corporation                        (57,536,676)   6,251,957                                              (2,167,804)

Issuance of Preferred Series D
  Convertible Preferred Stock,
   no par value (16,985 shares)                    (4,084,153)                      4,084,153

Issuance of Preferred Series E
  Convertible Preferred Stock,
   no par value (30,000 shares)                       (30,000)                                   30,000

Purchase of treasury shares                                        42    (3,800)

Loss for the three months
  ended March 31, 1995                                                                                                     (525,970)
                                     -----------  -----------    ----  --------   -----------  --------   -----------  ------------

BALANCE - MARCH 31, 1995               2,197,958  $ 2,142,757      42  $ (3,800)  $ 4,084,153  $ 30,000   $         0  $ (2,610,461)
                                     ===========  ===========    ====  ========   ===========  ========   ===========  ============





                See notes to consolidated financial statements.

                                EVRO CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (Unaudited)


                                                                                   1995                     1994
                                                                                   ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $ (525,970)              $ (400,348)
Adjustments to reconcile net loss to net cash utilized by
  operating activities:
     Depreciation and amortization                                                 25,205                    8,280
     Increase in inventories                                                      (68,841)                  (2,196)
     Decrease in other current assets                                              47,014                    2,619
     Increase in accounts payable                                                 268,346                   40,501
     Decrease in other liabilities                                                (79,750)
                                                                               ----------               ----------
       Net cash used in continuing operations                                    (333,996)                (351,144)
                                                                               ----------               ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of EVRO Corporation                                                     9,102
Note receivable                                                                    26,451
Other non-current assets                                                           10,344
                                                                               ----------               ----------
       Net cash provided by (used in) investing activities                         45,897                        0
                                                                               ----------               ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings                                                           (21,077)
Proceeds from sale of common stock                                                                         178,250
Proceeds from advances from affiliates:
     The Stellar Companies Inc.                                                   326,614                  173,127
     American Clinical Labs, Inc.                                                 (19,559)
Purchase of EVRO common stock                                                      (3,800)
Repayment of refundable memberships                                                 9,080
                                                                               ----------               ----------
     Net cash used in financing activities                                        291,258                  351,377
                                                                               ----------               ----------

NET INCREASE (DECREASE) IN CASH                                                     3,159                      233
CASH, BEGINNING OF PERIOD                                                              67                      949
                                                                               ----------               ----------

                                                                                    3,226                    1,182
Cash of discontinued operations                                                      (308)                       0
                                                                               ----------               ----------

CASH, END OF PERIOD                                                            $    2,918               $    1,182
                                                                               ==========               ==========

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                                $   11,507               $        0
                                                                               ==========               ==========



                See notes to consolidated financial statements

                                EVRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.       GENERAL


         The financial statements of EVRO Corporation ("EVRO" and the "Company") and its subsidiaries as of March 31, 1995, and for the three months ended March 31, 1995 and 1994, are unaudited and, in the opinion of management reflect all adjustments necessary for a fair presentation of such data. All such adjustments made were of a normal recurring nature, except as more fully described in Notes 3 and 4 to the Consolidated Financial Statements. On March 14, 1995, the Company acquired 98.35% of the issued and outstanding common shares of The Sports & Shopping Network, Inc., ("TSSN") a Florida corporation. For financial reporting purposes, this transaction was accounted for as a reverse purchase acquisition under which the companies were recapitalized to include the historical financial information of TSSN and the assets and liabilities of the Company revalued to reflect the market value of the Company's outstanding shares. As closing occurred on March 14, 1995, the middle of a month, the accounts of TSSN have been consolidated with the Company as of February 28, 1995, a date that lies within the date on which the transaction was initiated and the date of closing. The historical financial statements prior to February 28, 1995, included herein, are those of TSSN. The Company's significant accounting policies are described in the notes to the December 31, 1994 financial statements and there have been no material changes in significant accounting policies from those described therein. Certain amounts for the prior year have been reclassified to conform to the 1995 presentation.



         The consolidated financial statements include the accounts of EVRO and its subsidiaries, Technology Holdings, Inc. ("THI") and The Sports & Shopping Network, Inc. THI is a holding company with two principal operating subsidiaries, Treasure Rockhound Ranches, Inc. ("Treasure Rockhound") and Tres Rivers, Inc. ("Tres Rivers"). In addition, THI has four other subsidiaries, Lintronics Technologies, Inc. ("Lintronics"), Imaging Technologies, Inc. ("Imaging"), EVRO Trading Corporation ("EVRO Trading"), and The Good Health Channel, Inc. ("Good Health") for which the operations of each subsidiary were terminated in 1994. TSSN has two wholly owned subsidiaries, International Sports Collectibles, Inc. and Microsonics, International, Inc. and an 80% owned subsidiary, Centennial Sports Promotions, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.



2.       BASIS OF ACCOUNTING


         The consolidated financial statements of EVRO Corporation and its subsidiaries have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses during 1993, 1994 and the three months ended March 31, 1995, of $1,703,000, $1,701,000, and $526,000, respectively, which have adversely reduced the

Company's liquidity and capital resources. At March 31, 1995, the Company had current assets of $427,000 and current liabilities of $2,172,000 or a working capital deficit of $1,745,000. In addition, TSSN and its subsidiaries are considered to be development stage companies as defined in Financial Accounting Standard No. 7 which will require substantial capital infusion to fully establish their operations. As more fully discussed below, management of the Company believes that it has put into place a business plan that will provide for positive operating results and allow for the settlement of its liabilities in a timely manner, however, should existing creditors demand immediate payment, at the present time the Company does not have a readily available source of additional capital nor a source of long term financing to allow for the repayment of those creditors. Although the Company has plans in process which it believes will allow it to obtain additional capital and other financing, there can be no assurance that such plans will be implemented successfully.



         TSSN is engaged in the development of a television shopping network specializing in the marketing of sports memorabilia, apparel and related sports products through satellite, television broadcast stations and cable networks. The Company plans to attain future profitable operations by developing (1) sources of supply of products that it will sell at retail, (2) the ability to produce and broadcast related television programming and (3) a distribution network for such programming, either internally or by the acquisition of one or more businesses.



3.       SIGNIFICANT TRANSACTIONS


FORMATION OF TECHNOLOGY HOLDINGS, INC. - On January 20, 1995, the Company organized THI as a Florida corporation, and contributed its assets and liabilities together with 100% of the issued and outstanding common stock of Treasure Rockhound, Tres Rivers, Lintronics, Imaging, and EVRO Trading, and 60% of the issued and outstanding common stock of Good Health into THI in exchange for all of the issued and outstanding stock of THI.



ACQUISITION OF THE SPORTS & SHOPPING NETWORK, INC. - On March 14, 1995, the Company acquired 98.35% of the issued and outstanding common shares of The Sports & Shopping Network, Inc., a Florida corporation, from The Stellar Companies, Inc., a Florida corporation ("Stellar"). In connection with the acquisition of the controlling interest in TSSN, the Company agreed to issue 16,759,038 shares of its common stock to Stellar ("the "TSSN Acquisition").
The common shares to be issued to Stellar, when issued, will represent 77.09% of the outstanding shares of the Company's common stock, calculated on a fully diluted basis. As the Company only had 2,500,000 shares of common stock authorized at the time of closing of the TSSN Acquisition, the Company and certain of its shareholders agreed to use their best efforts to cause the Company's authorized common stock to be increased as soon as is practicable. Pending such increase in the Company's authorized common stock, the Company issued Stellar 500,000 restricted shares of its authorized but then unissued common stock. Once the Company increases the number of its authorized common stock, the Company shall be required to issue 16,259,038 (16,759,038 - 500,000) shares of its common stock to Stellar, representing the balance of the

Company's common stock to be issued to Stellar under the TSSN Acquisition agreement, before consideration of the April 19, 1995 amendment discussed below.



         On April 19, 1995, Stellar agreed to return the 500,000 shares of restricted common stock previously issued to Stellar at the closing of the Company's purchase of TSSN. The Company asked Stellar to amend the TSSN Acquisition agreement in order to make the 500,000 shares of common stock available to the Company for issuance by the Company pursuant to its 1995 Employee Stock Compensation Plan. Stellar agreed to return the 500,000 shares of common stock to the Company in exchange for the Company's agreement to increase, by 1,000,000 shares, the number of shares of the Company's common stock that the Company would issue to Stellar at such time as the Company increases its authorized shares of common stock. Consequently, the number of shares that the Company is obligated to issued to Stellar for the shares of TSSN increase from 16,759,038 to 17,759,038.



         In addition, the April 19, 1995 amendment to the TSSN Acquisition agreement required that The Company issue to Stellar 500 shares of Series F Convertible Preferred Stock ("Series F Preferred Stock") and, from time to time. Each share of Series F Preferred Stock entitles the holder thereof with the right to cast 1,000 votes on any matter requiring the approval of common shareholders. In the event issues voting securities prior to the time that the Company has increased the number of shares of its authorized shares of common stock, the Company has agreed to issue additional Series F Preferred Stock to Stellar in an amount equal in voting rights with any subsequent voting shares of common or preferred stock issued by the Company. For example, if the Company issued issued 300,000 shares of its common stock, the Company would be required to issue 300 shares of Series F Preferred Stock to Stellar.



         The Series F Preferred Stock is convertible, at the option of the holder, into shares of the Company's restricted common stock following completion of an increase in the Company's authorized shares of common stock on a 10,000 for 1 basis. Stellar has informed the Company that it intends to convert all Series F Preferred Stock it holds upon the Company completing the increase in the authorized shares of common stock. Any common shares issued to Stellar as a result of its conversion of Series F Preferred Stock into the Company's common stock reduces the Company's obligation to issue the 17,759,038 shares of restricted common stock that the Company is obligated to issue Stellar.



         In the event of liquidation or dissolution of the Company, whether voluntary or otherwise, after payment of the debts and liabilities of the Company and before any distribution shall be made to the holder of any class of common stock of the Company, Stellar shall be entitled to receive $1.00 per share of Series F Convertible Preferred Stock in cash (an aggregate of $1,680 if all authorized shares are issued), subject to the first priority of all holders of the Company's Series A 10% Convertible Preferred Stock, Series B 8% Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock.



         Pursuant to the agreement between the Company and Stellar, the Company will offer to acquire the remaining 1.65% of TSSN's issued and outstanding shares of common stock held by its minority shareholders in exchange for an aggregate of 281,418 shares of the Company's common stock.



         The Company purchased the option to acquire TSSN from Boyar Holdings, Inc. ("BHI") on January 12, 1995. Pursuant to the Assignment of Option Agreement, the Company agreed to issue to BHI 30,000 shares of the Company's Series E Convertible Preferred Stock ("Series E Preferred Stock") which shall be convertible into 3,000,000 shares of the Company's restricted common stock following completion of an increase in the Company's authorized shares of common stock. In the event of liquidation or dissolution of the Company, whether voluntary or otherwise, after payment of the debts and liabilities of the Company and before any distribution shall be made to the holder of any class of common stock of the Company, the holders of the Series E Preferred Stock shall be entitled to receive $1.00 per share in cash (an aggregate of $30,000), subject to the first priority of all holders of the Company's Series A 10% Convertible Preferred Stock, Series B 8% Preferred Stock, Series C Convertible Preferred Stock, and Series D Convertible Preferred Stock.



         In conjunction with the TSSN acquisition, American Clinical Labs, Inc. ("ACL") the holder of 587,219 shares of the Company's common stock, provided to Stellar an irrevocable proxy with full power of substitution, to represent ACL or any assignee thereof at all regular and special meetings of shareholders, or in connection with any other shareholder action of the Company, but only in ACL's capacity as the owner of record of, and to vote the shares of the common stock of the Company which are owned by ACL as of March 14, 1995 ("the Shares"). This irrevocable proxy shall be effective from March 14, 1995 to the date the Shares represent less than five percent (5%) of the Company's issued and outstanding shares of common stock.



         The Company has formed a wholly-owned subsidiary, THI, which owns all of the assets that were owned by the Company prior to the TSSN acquisition. Pursuant to such acquisition, the holders of record of the Company's common stock as of March 27, 1995, will be issued a stock dividend consisting of the Company's Series D Convertible Preferred Stock ("Series D Preferred Stock"), which will have limited voting rights. The Company has the right, but not the obligation, to redeem the Series D Preferred Stock in exchange for all of THI's issued and outstanding capital stock. In the event of liquidation or dissolution of the Company, whether voluntary or otherwise, after payment of the debts and liabilities of the Company and before any distribution shall be made to the holder of any class of common stock of the Company, the holders of the Series D Preferred Stock shall be entitled to receive all of the THI Common Stock owned by the Company, subject to the first priority of all holders of the Company's Series A 10% Convertible Preferred Stock, Series B 8% Preferred Stock, and Series C Convertible Preferred Stock. The net book value of THI as of March 31, 1995 is approximately $3,988,000. The Company is prohibited from pledging, hypothecating or otherwise encumbering its shares of THI's capital stock.



         The creation of THI and the authorization and issuance of the Company's Series D Preferred was done for the purpose of preserving the value of the Company's then existing assets for the holders of the Company's common stock at the time of the TSSN acquisition. Due to the significant difference in the historical business of the Company and that of TSSN, the Company insisted on the creation of THI as a condition of the TSSN acquisition. The Company has agreed to contribute $455,000 to THI from the proceeds that the Company anticipates it will receive from contemplated private debt or equity offerings. Upon the successful completion of the private debt or equity offerings, the Company intends to redeem the Series D Preferred Stock in exchange for all of THI's issued and outstanding common stock.



         The TSSN Acquisition agreement also provides that THI shall be entitled to receive, on an annual basis, that number of shares of the Company's voting common stock (the "Special Shares") equal to 20% of the average total assets of THI over a twelve month period (March 14 through the following March 13 each year) divided by Two Dollars ($2.00). The phase "total assets" is defined to mean the amount set forth on the consolidated balance sheet of THI as total assets, including, without limitation, the currents, property and equipment (net of depreciation), investments and other assets (net of amortization and adjustments). The phrase "average total assets" is defined to mean the sum of the "total assets" (as defined above) of THI as set forth on the balance sheets of THI during each of the quarters ending March 31, June 30, September 30, and December 31 during each applicable twelve month period and dividing the sum by four. THI's ratably earns the Special Shares over each applicable twelve month period. THI's entitlement to the Special Shares shall cease upon the redemption of the Series D Preferred Stock.



         Stellar has the option to purchase the Special Shares from THI for an amount equal to the greater of Two Dollars ($2.00) per share or 50% of the bid price of the Company's common stock as of the end of the month preceding Stellar's exercise of its option. Stellar's option to acquire the Special Shares shall terminate June 30, 1997. Stellar has not been granted "registration rights" with respect to the Special Shares.



         The following example is provided to illustrate the application of the contractual provisions of the TSSN Acquisition agreement related to the obligation of the Company to issue Special Shares. The following illustration presumes that the Company has not redeemed its Series D Preferred Stock prior to March 13, 1996, as such event terminates the obligation of the Company to issue Special Shares as discussed more fully above.



         EXAMPLE: Assuming that the average total assets of THI for the period from March 14, 1995 to March 13, 1996, equaled the total assets of THI on December 31, 1994, ($5,194,873), then the number of shares of the Company common stock; i.e., the Special Shares, that would be issued to THI would total 519,487 shares [(20% x $5,194,873) / $2.00].



         Stellar has the option to purchase the Special Shares from THI on or before June 30, 1997 by paying THI the greater of (a) two dollars per share; or (b) 50% of the bid price of the Company's common stock as of the end of the month preceding Stellar's exercise of its option. Assuming that the bid price of the Company's common stock on March 14, 1996, is equal to the bid price of the Company's common stock on March 14, 1995 [$1.31], the option price would be $2.00. If Stellar were to exercise its option to acquire all of the Special Shares, it would be required to pay THI $1,038,974.



         To the extent that the Company redeems the Series D Preferred Stock by issuing shares of THI to the holders thereof, the common shareholders of the Company who do not also own shares of the Series D Preferred will be diluted, as the Company will receive no consideration for the issuance of the Special Shares. To the extent that Special Shares are issued to THI and Stellar exercises its option to acquire the Special Shares from THI, Stellar will benefit from such transaction to the extent that the market price of the shares of the Company's common stock is greater than the option price that Stellar must pay THI for thee Special Shares.



         EXAMPLE: Assume that the "bid" price of the Company's common stock on March 31, 1996, was $3.75 and the "ask" price $4.00. Applying the formula set forth above, if Stellar exercises its option to acquire the Special Shares on April 15, 1996, the option price will be $2.00 per share ( the greater of $2.00 or 50% of the bid price of the Company's common stock). Stellar would receive unavailable to other shareholders of the Company as it would be able to acquire shares of the common stock of the Company at a substantial discount to the "ask" price of the shares of the Company; however, the shares acquired by Stellar would be restricted securities, as the term is defined in Rule 144(a)(3), promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and as a result thereof, not freely transferable by Stellar.



         The Series D Preferred Stock contains a special dividend provision that in the event such preferred stock is not redeemed by June 30, 1997, the Company shall, as of July 1, 1997, declare a stock dividend of its voting common stock payable to the holders of the Series D Preferred Stock equal to the number of shares of common stock held by THI as of June 30, 1997. Additional stock dividends shall be payable to the holders of Series D Preferred Stock each July 1st following July 1, 1997 until the Company has redeemed its Series D Preferred Stock. The amount of such additional stock dividend shall equal the number of shares of the Company's common stock transferred to THI during the immediately preceding twelve month period.



4.       ACCOUNTING FOR ACQUISITION OF THE SPORTS & SHOPPING NETWORK, INC.


         For financial reporting purposes, this transaction was accounted for as a reverse purchase acquisition under which the companies were recapitalized to include the historical financial information of TSSN and the assets and liabilities of the Company were revalued to reflect the market value of the Company's outstanding shares. The market value of the Company's outstanding shares ($4,084,000) was based on the month end trading range of the Company's common stock for the three months, December, 1994 and January and February, 1995. The carrying value of the Company's assets immediately prior to the acquisition of TSSN reflect their approximate fair market value. The transaction costs relating to the acquisition aggregated

$305,000, including a finders fee of $150,000 and legal costs of $155,000. The excess purchase price ($3,309,000), inclusive of the transaction costs of acquisition, over and above the net assets of the Company immediately prior to the acquisition of TSSN was allocated to goodwill. The goodwill is being amortized on a straight line basis over 15 years, the estimated life of the membership list of the Company's recreational vehicle ranches. No value has been assigned to the minority shareholders of TSSN as the book value of the net assets of TSSN was negative as of March 31, 1995.


         As closing occurred in the middle of a month on March 14, 1995, the transaction has been recorded as of February 28, 1995, a date that lies within the date on which the transaction was initiated and the date of closing. Accordingly, the financial statements for the quarter ended March 31, 1995 reflect the operations of TSSN for the quarter ended March 31, 1995 and the operations of EVRO Corporation for the month ended March 31, 1995. The cost of acquisition and net income for the period from February 28, 1995 to March 14, 1995 have been reduced by imputed interest of $17,903 using a 10% annual rate of interest. The historical financial statements for 1994 are those of TSSN.



         The calculations of loss per share for the three months ended March 31, 1995 were based on the weighted average number of shares as follows: (a) for the period January 1, 1995 through March 14, 1995, the number of common shares to be issued to Stellar (500,000 shares) and (b) for the period from March 14, 1995 through March 31, 1995, the actual number of the Company's shares outstanding. For the three months ended March 31, 1994, the weighted average number of shares for each period was based on the number of the Company's common shares to be issued to Stellar (500,000 shares) adjusted for the effect of a November 30, 1994 change in the number of issued shares of TSSN held by Stellar.

         The Condensed Proforma Combined Statements of Operations shown below for the three month periods ended March 31, 1995 and 1994 have been prepared as if the Company had been acquired as of the beginning of each of the respective periods, adjusted to reflect an increase in amortization resulting from goodwill recorded in the merger. The proforma weighted average number of shares used to compute the proforma loss per share was based on the actual number of the Company's shares outstanding, adjusted for the number of common shares issued to Stellar (500,000 shares). For the three months ended March 31, 1994, the number of the Company's common shares issued to Stellar (500,000 shares) were adjusted for the effect of a November 30, 1994 change in the number of issued shares of TSSN held by Stellar.


             Condensed Proforma Combined Statement of Operations

                                                                          For the three months ended
                                                                                  March 31,
                                                                                  ---------

                                                                             1995              1994
                                                                             ----              ----
                 Sales and revenues                                      $  427,064          $  278,191

                 Cost of sales and revenues                                 276,250             174,897
                                                                         ----------          ----------

                 Gross margin                                               150,814             103,294

                 Operating expenses                                         655,638           1,000,733
                                                                         ----------          ----------

                 Operating loss of continuing operations                   (504,824)           (897,439)

                 Other income (expense)                                     (40,825)            (39,489)
                                                                         ----------          ----------

                 Loss from continuing operations                          $(545,649)          $(936,928)
                                                                          =========           =========

                 Loss per share from continuing operations
                                                                          $   (0.25)          $   (0.64)
                                                                          =========           =========

                 Average number of common shares  outstanding
                                                                          2,178,726           1,459,703
                                                                          ==========          =========



5.       INVENTORIES

         As of March 31, 1995, inventories were comprised of sports memorabilia ($227,182) and Cager Classic apparel ($14,578). Inventories are carried at the lower of cost (determined on a first-in, first-out basis) or market. The inventory of sports memorabilia has been pledged as security to promissory notes aggregating $1,975,000 issued by Stellar pursuant to a private placement offering dated March 21, 1993.

6.       NOTES PAYABLE AND LONG TERM DEBT


Short term notes payable consist of the following:

    Note payable to an individual at 15% per annum interest, due in June 1995.                              $   200,000
    Note payable to a related party at 7% per annum interest, due June 1995, as extended.                        30,000
    Note payable to a bank at 11.5% per annum interest, payable in
        monthly installments of $2,200 including interest, due in August 1995.                                   10,272
    Note payable to an individual due in May 1995.                                                               16,667
    Various notes payable                                                                                         5,829
                                                                                                            -----------

                                                                                                            $   262,768
                                                                                                            ===========
    Long term debt consists of the following:

    Note payable to an individual at 10% per annum interest, payable in monthly installments of $9,900 including interest, with a balloon payment due in
        February 1998, having land, 27,500 shares of EVRO's common stock and all
        shares of Treasure Rockhound as collateral.                                                         $   466,382
    Note payable to individuals at 8% per annum interest, payable in monthly installments of $3,375 including interest, due in 2001, having land,
        buildings and equipment as collateral.                                                                  454,350
    Note payable to a partnership at 8% per annum interest, payable in monthly installment of $4,610 including interest, with a balloon payment due in
        July 1996, having land, buildings and equipment as collateral.                                          362,990
    Contract payable on purchase of mobile home park at 10.4% per annum interest, payable in monthly installments of $3,500 including interest, having the
        mobile home park as collateral.                                                                         249,839
    Note payable to individuals at 10% per annum interest, payable in monthly installments of $2,901 including interest, due in 2001, having land,
        buildings and equipment as collateral.                                                                  257,112
    Note payable to a bank at 10.45% per annum interest, payable in monthly
        installments of $1,504 including interest, due in 1998, having land as collateral.                       50,203
                                                                                                            -----------

                                                                                                              1,840,876

                                                             Less current portion                              (130,023)
                                                                                                            -----------

                                                                                                            $ 1,710,853
                                                                                                            ===========

Maturities of the long term debt over the next five years are as follows:

            Year ended March 31,
            --------------------
                    1996                              $   130,023

                    1997                                  466,797

                    1998                                  359,354

                    1999                                   53,793

             2000 and thereafter                          830,909
                                                      -----------

                                                      $ 1,840,876
                                                      ===========


7.       LITIGATION

         International Sports Collectibles, Inc., a wholly owned subsidiary of the TSSN, is subject to a judgement of the Supreme Court of the State of California in the amount of $117,492. This liability has been recorded and is included in accounts payable as of March 31, 1995.



8.       COMMON AND PREFERRED STOCK

         On January 26, 1995, the Board of Directors of the Company authorized a 20:1 reverse stock split of its common and preferred stock. All common shares mentioned herein have been stated after giving effect to the reverse stock split.



         COMMON STOCK - The Company has authorized common stock of 2,500,000 shares without par value, of which 2,197,958 shares were issued at March 31, 1995, of which 42 shares were held by Technology Holdings, Inc.


         Restricted common shares issued were valued by management for financial statement reporting purposes at the approximate market price per share less an appropriate discount to account for the inherent lack of marketability.

         In December 1994, the Company adopted a non-qualified 1,000,000 share stock option plan for directors and employees. The stock option plan provides for the granting of shares at market value and payment to be in cash or note payable in two years with interest to accrue at an annual rate equal to that rate of interest from time to time announced by the Internal Revenue Service as its minimum stated interest rate (determined as of the date of the note and thereafter annually on the first business day of each succeeding year). The note is collateralized by the stock exercised under the option. On January 4, 1995, the Company granted options to purchase 1,000,000 shares of common stock (50,000 shares after consideration of 20:1 reverse stock split) to its directors and employees at $.125 per share pursuant to the non-qualified stock option plan. During January, 1995, all options were exercised for $10,000 in cash and $115,000 in notes receivable.

         PREFERRED STOCK - The Company has authorized preferred stock of 1,250,000 shares without par value.


Series C Convertible Preferred Stock - The Board of Directors has established this series with 500,000 shares authorized, with a stated value of $10.00 per share. This series is to be sold to accredited investors through private placements. As of March 31, 1995, no shares have been sold and/or issued.



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



         Shares of Series C Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time on or after April 15, 1996 at a price equal to the sum of $10.00 per share. Each holder of Series C Preferred Stock shall have the right on or before April 15, 1997, to convert each share into fully paid and nonassessable shares of the Company's Common Stock at a conversion price equal to 50% of the Common Stock's market value. The market value shall be determined as follows: (a) if at the time of valuation the Company's Common Stock is listed on any national securities exchange, the average closing price on such exchange for the ten day period prior to conversion, or, if listed on more than one exchange, on the exchange on which the Company's Common Stock shall have the largest total trading volume ; (b) if at the time of valuation, the Company's Common Stock is publicly traded but not listed on any national securities exchange, the average of the average closing bid and asked prices appearing on the National Association of Securities Dealers, Inc. Automated Quotation System (Nasdaq) for the ten day period preceding the conversion date or, if not listed on Nasdaq, the average closing bid and asked prices as reported by the National Quotation Bureau, Inc. or a comparable general quotation service; or (c) if at the time of valuation the Company's Common Stock is not publicly traded, the net book value per share as reflected on the Company's audited balance sheet for its latest fiscal year ending prior to the valuation date. In the event the Series C Preferred Stock is called for redemption, the right of conversion shall cease and terminate at the close of business the day preceding the date fixed for the redemption of such shares.



         In the event of liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or otherwise, after payment of the debts and other liabilities of the Company and before any distribution shall be made to the holder of any class of the Company's Common Stock, each holder of Series C Preferred Stock shall be entitled to receive the sum of $10.00 in cash for each share of Series C Preferred Stock held subject to the first priority of all holders of Series A 10% Convertible Preferred Stock and Series B 8% Preferred Stock.



Series D Convertible Preferred Stock - The Board of Directors has established this series with 16,800 shares authorized, no par value.



         Pursuant to the acquisition of TSSN, The Company will issue one share of Series D Preferred Stock for each 100 shares of issued and outstanding Common Stock (See Note 3; Significant Transactions; Acquisition of The Sports & Shopping Network, Inc.). The Series D Preferred

Stock will be issued to all holders of Common Stock of record as of March 27, 1995, except for Stellar. The Company intends to issue the stock certificates in June 1995.



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



         In the event of liquidation or dissolution of the Company, whether voluntary or otherwise, after payment of the debts and liabilities of the Company and before any distribution shall be made to the holder of any class of common stock of the Company, the holders of the Series D Preferred Stock shall be entitled to receive all of the THI Common Stock owned by the Company, subject to the first priority of all holders of the Company's Series A 10% Convertible Preferred Stock, Series B 8% Preferred Stock, and Series C Convertible Preferred Stock. The net book value of THI as of March 31, 1995 is approximately $3,988,000.



Series E Convertible Preferred Stock - The Board of Directors has established this series with 30,000 shares authorized, no par value.



         The holder of each share of Series E Preferred Stock is entitled to one vote on each matter with respect to which a vote is required of the shareholders of the Company's Common Stock. As long as the Series E Preferred Stock is outstanding, the Company cannot without the affirmative vote or the written consent as provided by law of 80% of the holders of the outstanding shares, voting as a class, change the preferences, rights or limitations with respect to the Series E Preferred Stock in any material respect prejudicial to the holders thereof, or increase the authorized number of shares of such Series. Series E Preferred Stock shall not bear dividends.



         Each holder of Series E Preferred Stock shall have the right, at his option, at any time after the Company increases its authorized common shares, to convert each share into fully paid and nonassessable shares of the Company's Common Stock at a conversion ratio of 100 shares of Common Stock for each share of Series E Preferred Stock.



         In the event of liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or otherwise, after payment of the debts and other liabilities of the Company and before any distribution shall be made to the holder of any class of the Company's Common Stock, each holder of Series E Preferred Stock shall be entitled to receive the sum of $1.00 in cash for each share of Series E Preferred Stock held (an aggregate of $30,000), subject to the first priority of all holders of Series A 10% Convertible Preferred Stock, Series B 8% Preferred Stock, Series
C Convertible Preferred Stock, and Series D Convertible Preferred Stock.



Series F Convertible Preferred Stock - The Board of Directors has established this series with 1,680 shares authorized, no par value. No shares of Series F Preferred Stock were issued or outstanding as of March 31, 1995.



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



         In the event of liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or otherwise, after payment of the debts and other liabilities of the Company and before any distribution shall be made to the holder of any class of the Company's Common Stock, each holder of Series F Preferred Stock shall be entitled to receive the sum of $1.00 in cash for each share of Series F Preferred Stock held (an aggregate of $1,680 if all authorized shares are issued), subject to the first priority of Series A 10% Convertible Preferred Stock, Series B 8% Preferred Stock, Series C, D and E Convertible Preferred Stock.



9.       MATERIAL TRANSACTIONS WITH RELATED PARTIES



         During the three months ended March 31, 1995 and 1994, Stellar billed TSSN $190,000 and $287,500, respectively, for management and accounting services performed on the Company's behalf, which were charged to the intercompany advance account. Stellar charged TSSN based upon estimated time and charges incurred by Stellar on the Company's behalf. Management asserts that the fees charged to the Company approximate the costs that would have been incurred by TSSN if it had operated on a stand alone basis. For the three months ended March 31, 1994, TSSN accrued interest at 7% per annum ($21,715) on to a note payable to Stellar dated December 31, 1993 in the principal amount of $1,258,116. During the three months ended March 31, 1995 Stellar made net cash advances to TSSN of $136,614 and during the three months ended March 31, 1994, TSSN made net cash payments to Stellar of $114,000. As of March 31, 1995, Amounts due to Stellar aggregated $574,385.



         During March 1995, American Clinical Labs, Inc., the Company's majority shareholder prior to the TSSN acquisition, advanced the Company $82,610 for working capital.

         Dale A. Fullerton, a former Chairman of the Board, President and former largest shareholder of the Company, has the right, but is not required, pursuant to a settlement agreement, to sell each month approximately 42 shares of the Company's common stock to the Company at an purchase price of $3,800 through June 2004. During March 1995, THI paid Mr. Fullerton $3,800 for the purchase 42 shares of common stock.



10.      DISCONTINUED OPERATIONS



         Prior to the acquisition of TSSN, the Company reported two business segments, one of which pertained to the health related industry. Effective as of December 31, 1994, the management of the Company decided to terminate and abandon all operations of the health related business segment, which included the subsidiary companies of Lintronics, Imaging, EVRO Trading and Good Health.



         At March 31, 1995, assets and liabilities of the discontinued operation total $31,000 and $263,000, respectively.



11.      BUSINESS SEGMENTS



         With the acquisition of TSSN, the Company is engaged in two major lines of business, television shopping network and recreation vehicle ("RV") campgrounds. The Company was also engaged in the medical device industry for which it discontinued the related operations in 1994. A summary of the results of operations by major line of business for the three months ended March 31, 1995 follows. The results of RV campgrounds has been included for the month of March 31, 1995.



                                                                  Television
                                                                   Shopping                  RV
                                                                    Network              Campgrounds
                                                                    -------              -----------
                     Sales and revenues                            $  132,209              $ 120,631

                     Cost of sales and revenues                       120,018                142,567
                                                                   ----------              ---------

                     Gross Margin                                      12,191                (21,936)

                     Operating expenses                               410,459                 19,062
                                                                   ----------              ---------

                     Loss from operations                            (398,268)               (40,998)

                     Other items                                                              38,547
                                                                   ----------              ---------

                     Net loss                                      $ (398,268)             $ (79,545)
                                                                   ==========              =========

12.      ADDITIONAL CASH FLOW STATEMENT INFORMATION



         The noncash effect of the acquisition of TSSN, as accounted for as a reverse purchase acquisition, is summarized below. As more fully described in
Note 4, Accounting for Acquisition of The Sports & Shopping Network, Inc., the noncash effect represents the assets and liabilities of the Company revalued to reflect the market value of the Company's outstanding shares.



 INCREASE IN ASSETS:

 Notes receivable (current portion)                                                     $     30,795

 Other receivables                                                                            44,690

 Prepaid expenses and deposits                                                                18,238

 Net current assets of discontinued operations                                                12,959
                                                                                        ------------

   Increase in current assets                                                                106,682

 Property and equipment                                                                    3,456,725

 Notes receivable (less current portion)                                                     135,000

 Investment in partnership                                                                    30,405

 Unamortized goodwill                                                                      3,308,839

 Net other assets of discontinued operations                                                  34,378
                                                                                        ------------

   Total increase in assets                                                                7,072,029
                                                                                        ------------

 INCREASE IN LIABILITIES:

 Notes payable and current portion of long-term debt                                         404,619

 Accounts payable                                                                            186,314

 Amounts due to affiliates                                                                    24,550

 Other current liabilities                                                                   353,421

 Net current liabilities of discontinued operations                                          259,125
                                                                                        ------------

   Increase in current liabilities                                                         1,228,029

 Long-term debt                                                                            1,721,016

 Refundable memberships                                                                       30,920

 Net long-term debt of discontinued operations                                                10,260
                                                                                        ------------

   Total increase in liabilities                                                           2,990,225
                                                                                        ------------

 CHANGE IN STOCKHOLDERS' EQUITY:

 Issuance of Series D Convertible Preferred Stock (16,985 shares)                          4,084,153

 Issuance of Series E Convertible Preferred Stock (30,000 shares)                             30,000

 Common stock                                                                              2,137,804

 Additional paid in capital                                                               (2,167,804)
                                                                                        ------------

   Total increase in stockholders' equity                                                  4,084,153
                                                                                        ------------

   Total increase in liabilities and stockholders' equity                                  7,074,378
                                                                                        ------------

 CASH ACQUIRED                                                                          $      2,349
                                                                                        ============



13.      SUBSEQUENT EVENT - SALE OF EVRO TRADING CORPORATION



         In March, 1995, in connection with the winding up of the health related business segment, a dispute arose between THI, the Company and the President of EVRO Trading in which certain claims were asserted by each of THI, the Company and the President of EVRO Trading. As a part of the settlement agreement entered into on March 24, 1995 with the President of EVRO Trading, THI transferred ownership of 55% of the common stock of EVRO Trading to him in exchange for an arrangement whereby the Company would maintain a 45% interest in the common stock of EVRO Trading, with no obligation for additional funding. Both parties also signed mutual general releases and noncompete agreements in connection with the settlement. On March 24, 1995, THI also executed a 10 day secured promissory note ("Note") for $30,776.99 in favor of the President of EVRO Trading which represents amounts due the President of EVRO Trading and a consultant for back salary, fees and expenses. The Note was secured by the remaining 45% of the common stock of EVRO Trading ("Security"). On April 3, 1995, THI defaulted on the Note and surrendered the Security to the President of EVRO Trading.




14.      SUBSEQUENT EVENT - ACQUISITION OF AMERICA'S COLLECTIBLES NETWORK, INC.

         On April 26, 1995, the Company entered into a binding Letter of Intent (which was modified on May 5, 1995) to acquire America's Collectibles Network, Inc. ("ACN") and to merge ACN into TSSN, in exchange for the requisite number of the Company's preferred stock which shares shall be convertible into 1,850,000 shares of the Company's restricted common stock immediately after the Company increases its authorized common shares. If the merger has not taken place on or before May 31, 1995, then ACN or the Company shall have the right to terminate the Letter of Intent. If neither Party has exercised its right to terminate by June 2, 1995, then the Letter of Intent is automatically extended to June 30, 1995. The Letter of intent is void after June 30, 1995. The Company expects to account for this transaction as a purchase.



         In addition, the Company has also agreed to provide or cause to be provided approximately $550,000 of working capital to ACN, $50,000 of which is to be advanced within fifteen (15) business days of the date of the Modification of the Binding Letter of Intent. Funding of the remaining working capital commitment is to be provided over the 90 day period immediately following the completion of the merger. In consideration for agreeing to the provisions in the Modification of the Binding Letter of Intent, the Company paid ACN a $50,000 non-refundable deposit.



         ACN currently broadcasts its programming 24 hours per day on satellite which is available in approximately 4,500,000 households. ACN has specialized in selling high-end and custom made jewelry and gemstones as well as unique collectibles and limited sports related merchandise.



15.      SUBSEQUENT EVENT - SALE OF ASSETS OF THE GOOD HEALTH CHANNEL, INC.



         On April 28, 1995, Good Health and THI entered into an Asset Purchase Agreement (the "Agreement") to sell substantially all of the assets of Good Health and certain noncompete covenants of Good Health, THI and D. Jerry Diamond (a director and former Chairman of the Board, President and Chief Executive Officer of EVRO) to Better Health Network, Inc., a Florida corporation for consideration of $25,000 cash and a contingent promissory note of up to $1,575,000. The promissory note does not accrue interest and is payable from gross revenues of the buyer in monthly installments equal to 3% of gross revenues of the preceding calendar month, determined based upon the cash method of accounting, reduced for sales tax, if any, and adjusted for customer refunds and credits, until THI has received $100,000 and thereafter equal to 2% of the gross revenues until THI has received the remaining balance under the note. No gain or loss will result from this transaction as the carrying value of the assets approximately equal the cash consideration of $25,000. Any payments received pursuant to the promissory note will be recognized as income upon receipt.



         Liabilities of $281,000 were retained by Good Health which were comprised of $154,000 of trade payables, $92,000 of accrued salaries, payroll taxes and consulting fees and an equipment lease obligation aggregating $35,000.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL OVERVIEW


         TSSN ACQUISITION



         On March 14, 1995, the Company acquired 98.35% of the issued and outstanding common shares of The Sports & Shopping Network, Inc., a Florida corporation ("TSSN") from The Stellar Companies, Inc., also a Florida corporation ("Stellar"). In connection with the acquisition of the controlling interest in TSSN, the Company agreed to issue 16,759,038 shares of its common stock to Stellar, which, when issued, will represent 77.09% of the outstanding shares of the Company's common stock, calculated on a fully diluted basis. For financial reporting purposes, the Company's acquisition of TSSN is accounted for as a "reverse purchase acquisition". Under "reverse purchase accounting" rules, the financial statements of the Company after the acquisition of TSSN are presented as if TSSN acquired the assets of the Company. The financial statements of the Company are restated with the historical financial information of TSSN and the assets and liabilities of the Company prior to the TSSN acquisition are, after the TSSN acquisition, revalued and deemed to have a value equal to the market value of the Company's outstanding shares at the time of the TSSN acquisition. The market value of the Company's outstanding shares on the date of the TSSN acquisition, $4,084,153, was determined by averaging the month end trading range of the Company's common stock for the three months, December 1994, January 1995 and February, 1995. The transactional costs associated with the TSSN acquisition aggregated $305,000, including a finders fee of $150,000 and legal costs of $155,000. The carrying value of the tangible assets owned by the Company prior to the TSSN acquisition reflect their approximate fair market value. The difference ($3,309,000) between the market value of the Company's outstanding shares on the date the Company acquired TSSN ($4,084,000) and the fair market value of the net tangible assets of the Company prior to the TSSN acquisition was allocated to goodwill, which is being amortized on a straight line basis over 15 years, the estimated life of the membership list of the Company's recreational vehicle ranches. No value has been assigned to the 1.35% interest held by the minority shareholders of TSSN, as the book value of the net assets of TSSN was negative as of March 31, 1995.



         As the TSSN acquisition occurred in the middle of the month, March 14, 1995, the accounts of TSSN have been consolidated with the accounts of the Company as of February 28, 1995, a date that lies within the date on which the transaction was initiated and the date of closing. The purchase price of the TSSN acquisition and the net income for the period from February 28, 1995 to March 14, 1995 were reduced by imputed interest of $17,903 using a 10% annual rate of interest. The historical financial statements prior to February 28, 1995 included herein, are those of TSSN.



          The calculations of loss per share for the three months and nine months ended September 30, 1995 were based on the weighted average number of shares as follows: (a) for the period January 1, 1995 through March 14, 1995, the number of the Company's common shares to be issued to Stellar (500,000 shares); and (b) for the period from March 14, 1995 through March 31, 1995, the actual number of the Company's shares outstanding. For the three months ended March 31, 1994, the weighted average number of shares for each period was based on the number of the Company's common shares to be issued to Stellar (500,000 shares) adjusted for the effect of a November 30, 1994 change in the number of issued shares of TSSN held by Stellar.


         OVERVIEW OF THE COMPANY PRIOR TO THE TSSN ACQUISITION.


         In anticipation of the closing of the TSSN acquisition, the Company formed a wholly-owned subsidiary, Technologies Holding, Inc. ("THI"), and the Company contributed to THI all of the assets that were owned by the Company prior to the TSSN acquisition. Pursuant to the agreement between the Company and Stellar setting forth the terms of the TSSN acquisition (the "TSSN Acquisition Agreement"), the holders of record of the Company's common stock as of March 27, 1995, will be issued a stock dividend consisting of the Company's Series D Convertible Preferred Stock ("Series D Preferred Stock"), which will have limited voting rights. The Company has the right, but not the obligation, to redeem the Series D Preferred Stock in exchange for all of THI's issued and outstanding capital stock.



         The Company previously had two business segments, a health related business segment and a recreational business segment. The Company operated the health related business segment through the following, direct or indirect, subsidiary corporations:
Lintronics, Good Health, Imaging Technologies, Inc. ("Imaging"), a corporation organized under the laws of the British Virgin Islands and a wholly owned subsidiary of Lintronics, and EVRO Trading. During the last quarter of the Company's 1994 fiscal year, the Company discontinued the business operations of its health related business segment (other than winding-up activities), effective as of December 31, 1994.



         The Company's recreational business segment is comprised of the ownership and operation of RV Campground facilities and the Company conducts such operations out of the indirect subsidiaries, Treasure Rockhound Ranches, Inc. ("Treasure Rockhound") and Tres Rivers, Inc. ("Tres Rivers"). Treasure Rockhound operates seven recreational ranches in four southwestern states. Its private membership organization, Camper Ranch Club of America ("Camper Ranch Club"), is now in its 22nd year of offering its approximately 5,300 dues-paying members, primarily recreational vehicle ("RV") travelers, daily or long term leases on improved campsites at its various ranch locations. In July 1994, the Company acquired a 46-acre recreational vehicle campground, Tres Rivers. Tres Rivers RV facilities can accommodate approximately 500 RVs. Tres Rivers also offers tent camping, cabin rentals and meeting and entertainment facilities.




PLAN OF OPERATION



         TSSN and its subsidiaries are all considered to be in the development stage as defined in Financial Accounting Standard No. 7. TSSN is engaged in the development of a television shopping network specializing in the marketing of sports memorabilia, apparel and related merchandise through satellite, television broadcast stations and cable networks. The Company plans to attain future profitable operations by developing (1) sources of supply of products that it will sell at retail, (2) the ability to produce and broadcast related television programming and (3) a distribution network for such programming, either internally or by the acquisition of one or more businesses.



          In November 1994, TSSN initiated the sale of sports memorabilia on a limited basis (6 to 21 hours per week) through a contractual arrangement with ViaTV Network located in Knoxville, Tennessee. Initially the broadcast was limited to satellite only homes; however, beginning in January 1995, TSSN sales programming was broadcast over the Nostalgia Network for 6 hours per week. While these sales activities confirmed, in management's opinion, the viability of TSSN's programming, the operations were discontinued in late February 1995 until TSSN could independently obtain broadcasting capability and distribution at more favorable economic costs.



         CASH REQUIREMENTS. TSSN estimates that it will require approximately $3,500,000 to continue the execution of the business plan during 1995, $1,500,000 of which will be needed to fund TSSN's development stage expenses and the balance, $2,000,000, for the acquisition of one or more existing business. In addition to TSSN's cash needs, the Company anticipates that it will be required to provide THI approximately $931,000, to be used to make principal and interest payments ($547,000) to satisfy contractual obligations under its lease and other contractual commitments ($114,000) and to provide working capital to fund anticipated cash flow deficit from THI's operations ($270,000). The Company plans to obtain funds to satisfy its cash requirements from the issuance of its capital stock or from issuance of its debt securities, however, the Company currently has no commitments to receive either debt or equity financing and no assurance can be given that the Company will be successful in obtaining additional equity or debt funding.



         EXPECTED PURCHASE AMERICA'S COLLECTIBLES NETWORK, INC. In furtherance of TSSN's plans to acquire the ability to transmit its programming, the Company, on April 26, 1995, entered into an agreement to acquire America's Collectibles Network, Inc. ("ACN") and to merge ACN into TSSN in exchange for the requisite number of the Company's preferred stock which shares shall be convertible into 1,850,000 shares of the Company's restricted common stock immediately after the Company increases its authorized common shares. In addition, the Company has also agreed to provide or cause to be provided approximately $550,000 of working capital to ACN, $50,000 of which is to be advanced on or before May 20. 1995. Funding of the remaining working capital commitment is to be provided over the 90 day period immediately following the completion of the merger. The Company paid ACN a $50,000 non-refundable deposit pursuant to the agreement.



         ACN currently broadcasts its programming 24 hours per day on satellite which is available in approximately 4,500,000 households. ACN has specialized in selling high-end and custom made jewelry and gemstones as well as unique collectibles and limited sports related merchandise. TSSN expects to initially provide approximately 8 hours of programming per day for the marketing of sports memorabilia, apparel and related merchandise on ACN.



         TSSN currently has no employees. TSSN's officers are employees of and are compensated by Stellar. Stellar provides management services pursuant to a Management Services Agreement wherein Stellar is obligated to provide to TSSN personnel, supplies, equipment, administrative and accounting services, management expertise, and other resources. During the three months ended March 31, 1995 and 1994, Stellar billed TSSN $190,000 and $287,500, respectively, for such management and accounting services performed on the Company's behalf, which were charged to the intercompany advance account. Stellar charged TSSN based upon estimated time and charges incurred by Stellar on the Company's behalf. Management asserts that the fees charged to the Company approximate the costs that would have been incurred by TSSN if it had operated on a stand alone basis. As TSSN initiates its business plan, management expects to hire 2 to 6 employees.




RESULTS OF OPERATIONS



         The Company's net loss increased from $400,000 during the three months ended March 31, 1994 to $526,000 for the same period in 1995. Such changes are primarily attributed to (a) the loss from the operations of THI and its subsidiaries for the month of March 1995 ($96,000), and (b) the loss on the sale of sports memorabilia in January and February 1995 ($131,000), which were partially offset by a reduction in fees for management and accounting services provided by Stellar ($98,000).



         Revenues from memberships and other reflect the operations of historic the Company and its subsidiaries for the month of March 1995. Revenues from product sales ($132,000) for the three months ended March 31, 1995 reflect the sale of sports memorabilia through a contractual arrangement with ViaTV Network located in Knoxville, Tennessee during January and February. The cost of sales of sports memorabilia was $120,000. The cost of sales was approximately 30-35% higher than would normally be expected due to product selection and high product costs directly attributable to the initial low sales volume levels. Broadcasting and distribution costs (included in selling, general and administrative costs) were $147,000. Broadcasting and distribution costs were expensed as incurred with no allocation to sales backlog.



         Selling, general and administrative expenses increased from $92,000 incurred during the three months ended March 31, 1994 to $214,000 for the same period in 1995. The increase in primarily the result of the broadcasting and distribution costs ($147,000) discussed above, partially offset by the elimination of $29,000 in 1995 of personnel costs incurred during 1994 by International Collectibles Inc., a subsidiary of TSSN.



         During the three months ended March 31, 1995 and 1994, Stellar billed TSSN $190,000 and $287,500, respectively, for management and accounting services performed on the Company's behalf. Stellar charged TSSN based upon estimated time and charges incurred by Stellar on the Company's behalf. Management asserts that the fees charged to the Company approximate the costs that would have been incurred by TSSN if it had operated on a stand alone basis. For the three months ended March 31, 1994, TSSN accrued interest at 7% per annum ($21,715) on to a note payable to Stellar dated December 31, 1993 in the principal amount of $1,258,116.



         The Company's subsidiary, Good Health, received a promissory note in exchange for the sale of substantially all of the assets of Good Health. As the ultimate collection of the contingent promissory note is uncertain and largely dependent upon the success of the acquiring entity, Better Health Network, Inc., establishing future profitable operations, the Company has utilized the cost recovery method of accounting for this transaction. Any payments received pursuant to the promissory note will be recognized as income upon reciept. As of March 31, 1995 no income has been recognized by the Company.



LIQUIDITY AND CAPITAL RESOURCES


         The Company has incurred operating losses in 1993, 1994 and for the three months ended March 31, 1995 of $1,703,000, $1,701,000, and $526,000,
respectively, which have adversely reduced the Company's liquidity and capital resources. In addition, TSSN will require substantial capital infusion to fully establish its operations. The Company anticipates that these losses will continue for some time in the foreseeable future. The Company is currently experiencing a significant deficit in working capital and TSSN (the Company's primary operating subsidiary of the future) has operated since its inception with a negative working capital position. As of March 31, 1995, the Company had current assets of $427,000 and current liabilities of $2,172,000, which raises substantial doubts as to the Company's ability to continue as a going concern unless it is able to successfully complete a sizable private equity offering and attain future profitable operations. The future success of the Company will depend, among other factors, upon management's ability to attain and maintain profitable operations, to obtain favorable financing, to retire its current indebtedness and to raise additional capital. Currently, the Company has no commitment to obtain capital from any source and there can be no assurance that the Company will be successful in its efforts to raise additional capital.


         THI's two remaining operating subsidiaries, Treasure Rockhound and Tres Rivers, principally meet their cash requirements from operations. Improvements to the operations are paid for from cash flow from operations and borrowing.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.


On March 14, 1995, the Company filed Form 8-K reporting that EVRO Corporation acquired 98.35% of the issued and outstanding common shares of The Sports & Shopping Network, Inc. ("TSSN"). The following financial statements of TSSN and pro-forma financial information are hereby included as required by Item 7(a) and (b) to Form 8-K.



                                                                                                              Page Number
                                                                                                              -----------
Financial Statements of The Sports and Shopping Network, Inc.
  for the years ended December 31, 1994 and 1993 and for the period from inception (December 16, 1992) through December 31, 1992

         Independent Auditor's Report                                                                              28

         Consolidated Balance Sheets                                                                               29

         Consolidated Statements of Operations                                                                     30

         Consolidated Statement of Stockholders' Equity                                                            31

         Consolidated Statements of Cash Flows                                                                     32

         Notes to Consolidated Financial Statements                                                             33-43

Proforma Financial Information:

Balance Sheet as of March 31, 1995                                                                                  2

Proforma Statement of Operations for the year ended
   December 31, 1994                                                                                               44

Proforma Statement of Operations for the three months
   ended March 31, 1995 and 1994                                                                                   13

                          TIMOTHY M. HOHL COMPANY P.A.
                          CERTIFIED PUBLIC ACCOUNTANT


4104 W. LINEBAUGH AVENUE, SUITE 201               MEMBERS OF:
TAMPA, FLORIDA 33624                                  AMERICA INSTITUTE OF CPA'S
(813) 960-9803   FAX (813) 960-9802                   FLORIDA INSTITUTE OF CPA'S
                                                      SEC PRACTICE SECTION


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
The Sports & Shopping Network, Inc.


We have audited the accompanying consolidated balance sheet of The Sports & Shopping Network, Inc. (a development stage Company) as December 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended December 31, 1994, and December 31, 1993, and for the period from inception (December 16, 1992) through December 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Sports & Shopping Network, Inc. as of December 31, 1994, and the results of its operations and its cash flows for the years ended December 31, 1994, and December 31, 1993, and for the period from inception (December 16, 1992) through December 31, 1992, in conformity with generally accepted accounting principles.



The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


         /s/ Timothy M. Hohl Company P.A.
May 13, 1995

                      THE SPORTS & SHOPPING NETWORK, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 (A SUBSIDIARY OF THE STELLAR COMPANIES, INC.)

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1994





         Assets

                 Current Assets:
                 Cash                                                                       $       67
                 Accounts receivable                                                                 0
                 Inventories                                                                   172,919
                 Prepaid royalty fees and deposits                                              50,482
                                                                                            ----------

                   Total current assets                                                        223,468

                 Other assets, net of accumulated
                   amortization of $33,186                                                     323,465
                                                                                            ----------
                    Total assets                                                            $  546,933
                                                                                            ==========

         Liabilities and Stockholders' Equity

                 Current Liabilities:
                 Accounts payable and accrued liabilities                                   $  333,396
                 Due parent company                                                            125,271
                                                                                            ----------
                    Total current liabilities                                                  458,667
                                                                                            ----------

                 Stockholders' Equity:
                 Common stock, par value $.000082918,
                   60,300,000 shares authorized
                   and 59,734,634 shares issued and outstanding                                  4,953
                 Additional paid in capital                                                  2,167,804
                 Deficit accumulated during
                   the development stage                                                    (2,084,491)
                                                                                            ----------
                    Total stockholders' equity                                                  88,266
                                                                                            ----------

                   Total liabilities and stockholders' equity                               $  546,933
                                                                                            ==========



The accompanying notes are an integral part of the Consolidated Financial Statements

                      THE SPORTS & SHOPPING NETWORK, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 (A SUBSIDIARY OF THE STELLAR COMPANIES, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993,
                       AND FOR THE PERIOD FROM INCEPTION
                   (DECEMBER 16, 1992) THROUGH DECEMBER 1992

                                                             1994             1993              1992           TOTAL
                                                             ----             ----              ----           -----
Sales                                                  $     48,898     $     91,921          $ 15,357     $    156,176
Other Income                                                                 100,006                            100,006
                                                       ------------     ------------          --------     ------------
  Total Revenues                                             48,898          191,927            15,357          256,182
                                                       ------------     ------------          --------     ------------

Cost of Sales                                                73,325           97,657             8,307          179,289
Selling, General & Administrative                           447,712          818,790            10,341        1,276,843
Management and Accounting Services
  Provided by Parent                                      1,150,000          976,536                          2,126,536
Interest Expense                                             81,024                                              81,024
                                                       ------------     ------------          --------     ------------
  Total Costs                                             1,752,061        1,892,983            18,648        3,663,692
                                                       ------------     ------------          --------     ------------

Loss before benefit from income taxes                    (1,703,163)      (1,701,056)           (3,291)      (3,407,510)
Income Taxes                                                      0                0                 0                0
                                                       ------------     ------------          --------     ------------

Net loss                                               $ (1,703,163)    $ (1,701,056)         $ (3,291)    $ (3,407,510)
                                                       ============     ============          ========     ============





The accompanying notes are an integral part of the Consolidated Financial Statements

                      THE SPORTS & SHOPPING NETWORK, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 (A SUBSIDIARY OF THE STELLAR COMPANIES, INC.)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993
                       AND FOR THE PERIOD FROM INCEPTION
                 (DECEMBER 16, 1992) THROUGH DECEMBER 31, 1992



                                                                                            DEFICIT
                                                                                          ACCUMULATED
                                                                          ADDITIONAL         DURING
                                                 COMMON STOCK              PAID IN         DEVEOPMENT
                                            SHARES            -$-          CAPITAL           STAGE             TOTAL
                                            ------            ---          -------           -----             -----
Balance, December 16, 1992                                  $     0      $         0      $          0      $         0

5,000 shares issued                          5,000            5,000                                               5,000

Net loss, December 16, 1992
  through December 31,1992                                                                      (3,291)          (3,291)

Contribution by STELLAR                                                                          1,229            1,229
                                        ----------          -------      -----------      ------------      -----------

Balance, December 31, 1992                   5,000            5,000                0            (2,062)           2,938

Goodwill recognized                                                            2,158                              2,158

Net loss for year ended
  December 31, 1993                                                                         (1,701,056)      (1,701,056)

Contribution by STELLAR                                                                      1,321,790        1,321,790
                                        ----------          -------      -----------      ------------      -----------

Balance, December 31, 1993                   5,000            5,000            2,158          (381,328)        (374,170)

Adjustment pursuant to stock split      54,995,000             (440)             440                                  0

Exercise of warrants                       356,500               30          178,220                            178,250

Sale of common stock                       630,000               52          244,948                            245,000

Common stock issued in satisfaction
  of note payable to STELLAR             1,729,908              144        1,338,560                          1,338,704

Common stock issued in satisfaction
  of advances made by STELLAR            2,018,226              167          403,478                            403,645

Net loss for year ended
  December 31, 1994                                                                         (1,703,163)      (1,703,163)
                                        ----------          -------      -----------      ------------      -----------

Balance, December 31, 1994              59,734,634          $ 4,953      $ 2,167,804      $ (2,084,491)     $    88,266
                                        ==========          =======      ===========      ============      ===========



The accompanying notes are an integral part of the Consolidated Financial Statements

                      THE SPORTS & SHOPPING NETWORK, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 (A SUBSIDIARY OF THE STELLAR COMPANIES, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993,
                       AND FOR THE PERIOD FROM INCEPTION
                 (DECEMBER 16, 1992) THROUGH DECEMBER 31, 1992



                                                            1994             1993                1992          Total
                                                            ----             ----                ----          -----
Cash flows used by operating activities:
    Net loss                                           $ (1,703,163)    $ (1,701,056)         $ (3,291)    $ (3,407,510)
Adjustments to reconcile net loss to net cash
 used by operating activities:
    Depreciation and amortization                            33,186           32,547             1,893           67,626
    (Increase) decrease in accounts receivable                5,729             (384)           (5,345)               0
    (Increase) decrease in inventories                       81,047         (481,399)           (3,900)        (404,252)
    (Increase) decrease in prepaid royalty fees
      and deposits                                            4,740          (55,222)                           (50,482)
    (Increase) in other assets                                                (4,759)             (932)          (5,691)
    Increase in accounts payable and
      accrued liabilities                                   199,009           82,106           (28,880)         252,235
    Decrease in unearned royalties                                          (100,000)                          (100,000)
                                                       ------------     ------------          --------     ------------
Total adjustments                                           323,711         (527,111)          (37,164)        (240,564)
                                                       ------------     ------------          --------     ------------
    Net cash used by operating activities                (1,379,452)      (2,228,167)          (40,455)      (3,648,074)
                                                       ------------     ------------          --------     ------------

Cash flows used in investing activities:
    Purchase of property and equipment                      (62,152)                                            (62,152)
    Proceeds from sale of equipment, patents and
      proprietary technology                                                                   350,000          350,000
    Purchase of Microsonics International, Inc.                                               (310,694)        (310,694)
    Purchase of Centennial Sports Promotions, Inc.                           (25,870)                           (25,870)
    Contractual obligation due Brander                                       (20,000)          (30,000)         (50,000)
                                                       ------------     ------------          --------     ------------
    Net cash used in investing activities                   (62,152)         (45,870)            9,306          (98,716)
                                                       ------------     ------------          --------     ------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                  423,250                              5,000          428,250
    Contribution by STELLAR                                                1,321,790             1,229        1,323,019
    Working capital provided by STELLAR                   1,017,472          948,127            29,989        1,995,588
                                                       ------------     ------------          --------     ------------
    Net cash provided by financing activities             1,440,722        2,269,917            36,218        3,746,857
                                                       ------------     ------------          --------     ------------

Net increase (decrease) in cash                                (882)          (4,120)            5,069               67
Cash at beginning of period                                     949            5,069                 0                0
                                                       ------------     ------------          --------     ------------

Cash at end of period                                  $         67     $        949          $  5,069     $         67
                                                       ============     ============          ========     ============

Interest paid                                          $     81,024     $          0          $      0     $          0
                                                       ============     ============          ========     ============

Taxes paid                                             $          0     $          0          $      0     $          0
                                                       ============     ============          ========     ============


The accompanying notes are an integral part of the Consolidated Financial Statements

                      THE SPORTS & SHOPPING NETWORK, INC.
                         (A Development Stage Company)
                 (A Subsidiary of The STELLAR Companies, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Basis of Accounting - The consolidated financial statements of The Sports & Shopping Network, Inc. (the "Company" and "TSSN") and its majority owned subsidiaries, Centennial Sports Promotions, Inc. ("Centennial"), International Sports Collectibles, Inc. ("Collectibles") and Microsonics International, Inc. ("Microsonics") have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company and its subsidiaries, all considered to be in the development stage as defined in Financial Accounting Standard No. 7, have incurred operating losses of $1,701,000 and $1,703,000 during the years ended December 31, 1993 and 1994, respectively, which have adversely reduced the Company's liquidity and working capital. At December 31, 1994, the Company had current assets of $223,000 and current liabilities of $459,000, or a working capital deficit of $236,000. As more fully discussed below, management of the Company believes that it has put into place a business plan that will provide for positive operating results and allow for the settlement of its liabilities in a timely manner, however, should existing creditors demand immediate payment, at the present time the Company does not have a readily available source of additional capital nor a source of long term financing to allow for the repayment of those creditors. Although the Company has plans in process which it believes will allow it to obtain additional capital and other financing, there can be no assurance that such plans will be implemented successfully.



TSSN is engaged in the development of a television shopping network specializing in the marketing of sports memorabilia, apparel and related sports products through satellite, television broadcast stations and cable networks. The Company plans to attain future profitable operations by developing (1) sources of supply of products that it will sell at retail; (2) the ability to produce and broadcast related television programming; and (3) a distribution network for such programming either internally or by acquisition of one or more businesses.


2. Background and Organization - TSSN was incorporated under the laws of the State of Florida on December 16, 1992.

In December 1992, the Company entered an agreement which provided for the Company to adopt a Plan of Merger with The STELLAR Companies, Inc. ("STELLAR"). The December 1992 Agreement was superseded by a Stock For Stock Agreement dated January 21, 1993, pursuant to which, on January 25, 1993, STELLAR issued 95,000 common shares in exchange for all of the issued and outstanding shares of TSSN.

                      THE SPORTS & SHOPPING NETWORK, INC.
                         (A Development Stage Company)
                 (A Subsidiary of The STELLAR Companies, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  Summary of Significant Accounting Policies:

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, Centennial, Collectibles and Microsonics. All significant intercompany accounts and transactions have been eliminated.

Inventories - Inventories are carried at the lower of cost (determined on a first in, first out basis) or market.

Depreciation - Furniture, fixtures and equipment are depreciated over their estimated useful lives of 5 to 7 years using the straight line method.


Amortization - Proprietary technology is being amortized over ten years which is the estimated life of the related products. Goodwill is being amortized over ten years, the estimated market life of the acquired trademarks. Other assets are being amortized over five to twenty years. The Company has adopted the policy to periodically review and evaluate whether there has been permanent impairment in the value of its intangible assets, which review includes factors such as current market conditions and trends relating to the Company and its product lines.


Income Taxes - The provision (benefit) for income taxes is based on pretax earnings (loss) reported in the consolidated financial statements, adjusted for transactions that may never enter into the computation of income taxes payable. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences in the recognition of income and expenses for financial statement and income tax purposes and net operating loss carryforwards. Deferred tax assets are reduced, if necessary, by the amount of any tax assets that are not expected to be realized. No benefit for income taxes has been recognized for the years ended December 31, 1994 ,and 1993, as the Company has not yet established its operations.


The Company and its subsidiaries file separate income tax returns.



4. Significant Transactions - As of December 31, 1993, STELLAR contributed the stock of International Sports Collectibles, Inc. and Microsonics International, Inc., wholly owned subsidiaries, and Centennial Sports Promotions, Inc., an 80% owned subsidiary to TSSN, thereby causing the three companies to become subsidiaries of TSSN. TSSN recorded the stock contribution of each company at a value equal to STELLAR's basis in each subsidiary. This

                      THE SPORTS & SHOPPING NETWORK, INC.
                         (A Development Stage Company)
                 (A Subsidiary of The STELLAR Companies, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.  Significant Transactions (cont.)
transaction has been accounted for in a manner similar to a pooling of interests because of the common ownership of each subsidiary and for enhanced comparability. Accordingly, the accounts of each subsidiary have been included in the consolidated financial statements of TSSN from December 16, 1992, the date of inception of TSSN, or from their respective dates of acquisition by STELLAR, if later. The accumulated losses from operations of each subsidiary for the period from their respective dates of acquisition by STELLAR to December 31, 1993, have been reflected as a capital contribution and offset against accumulated deficit as the losses were incurred prior to the stock contribution of each company to TSSN by STELLAR.



Purchase of Microsonics International, Inc. ("Microsonics") - On November 19, 1992, STELLAR purchased the outstanding capital stock of Microsonics International, Inc., a Florida corporation for cash of $115,000, related costs of $10,694, and the assumption of certain liabilities of the seller aggregating $185,000. Microsonics owned certain assets for the manufacture and marketing of microphonograhic and microrecord products. The excess purchase price over and above the net assets acquired $(235,219) was allocated to proprietary technology, which is being amortized over ten years, the estimated life of the related products which the Company intends to market.



Sale of Microsonics Assets - On December 18, 1992, Microsonics, pursuant to an Asset Purchase Agreement, sold its furniture and equipment, together with certain rights, title and interest in certain patents and processes associated therewith for $250,000 cash and a royalty of 2% of net revenues on all sales and licensing revenue of or from microphonograph players and microrecord players up to a maximum of $1 million. The Company retained the proprietary rights to the related technology to be used in the sale of "notable figure" cards, "notable item" cards and related players. Microsonics utilized the cost recovery method of accounting which resulted in no gain or loss being reported from this transaction.


On April 4, 1993, Microsonics assigned all of its right, title and interest in and to payments of royalties pursuant to the Asset Purchase Agreement to STELLAR. STELLAR pledged its right, title and interest in and to payments of such royalties as security to $2,000,000 of promissory notes issued pursuant to a private placement offering dated March 31, 1993.


Purchase of Sports Memorabilia - On November 19, 1992, STELLAR entered into an agreement, as amended, with Norman K. Brander ("Brander"), a founder, former officer and former director of STELLAR, to acquire the issued and outstanding capital stock in a newly formed Florida

                      THE SPORTS & SHOPPING NETWORK, INC.
                         (A Development Stage Company)
                 (A Subsidiary of The STELLAR Companies, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.  Significant Transactions (cont.)
corporation into which Brander contributed sports memorabilia having an estimated retail value of $500,000 in exchange for 500,000 shares of common stock of STELLAR and cash of $100,000 of which $50,000 remains to be paid to Mr. Brander. Stellar recorded the amount due to Mr. Brander as a dividend payable. No value was assigned to the Sports Memorabilia as Brander had a nominal basis in the inventory. The transaction was closed on January 11, 1993.


On June 21, 1993, STELLAR incorporated a new wholly owned subsidiary, International Sports Collectibles, Inc. STELLAR contributed the sports memorabilia, together with the related contractual obligation to Collectibles.


Purchase of Centennial Sports Promotions, Inc. ("CSP") - On January 1, 1993, STELLAR entered into a Stock Purchase Agreement pursuant to which, on January 7, 1993, STELLAR purchased 80% of the issued and outstanding capital stock of CSP for $155,000 payable as follows: $25,000 in cash and $130,000 in common stock of STELLAR (130,000 common shares). The full purchase price of $155,000, together with related legal and closing costs aggregating $870 were recorded as goodwill, which is being amortized over ten years, the estimated market life of the trademarks which were acquired in the acquistion of CSP. CSP is engaged in the business of marketing sports apparel and related promotional items.



Transfer of inventory and liabilities to STELLAR - During 1994, Brander raised certain claims with respect to inventory of the company held in part by Brander. Due to the claims outstanding, the Company transferred the inventory of sports memorabilia and lithographs of jazz greats at a cost of $231,333, together with liabilities of $73,365 to STELLAR which was offset against $157,968 of advances from STELLAR.



5. Inventories - As of December 31, 1994 , the components of inventory were as follows:




         Sports memorabilia                                         $ 158,341
         Cager Classic apparel                                         14,578
                                                                    ---------
                                                                    $ 172,919
                                                                    =========

                      THE SPORTS & SHOPPING NETWORK, INC.
                         (A Development Stage Company)
                 (A subsidiary of The STELLAR Companies, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.  Inventories (cont.)
The inventory of sports memorabilia has been pledged as security for $2,000,000 of promissory notes issued by STELLAR pursuant to a private placement offering Dated March 31, 1993.



6. Other Assets - Other assets as of December 31, 1994, are comprised of the following:



                                                                       1994
                                                                     ---------
         Deposit on production set                                   $  61,702
         Proprietary technology                                        130,661
         Goodwill                                                      126,421
         Other                                                           4,681
                                                                     ---------
                                                                     $ 323,465
                                                                     =========



7. Income Taxes - The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences at December 31:

                                                                       1994                      1993
                                                                    ---------                 ---------
         Income tax provision (benefit), at 34%                     $(579,075)                $(578,359)
         Increase (decrease) in rates resulting from:
         Non-deductible items                                           1,201                     3,714
         State and local taxes, net                                   (61,697)                  (61,749)
         Valuation allowance for recognized
           deferred tax assets                                        639,571                   636,394
                                                                    ---------                 ---------
         Effective tax rates                                        $     -0-                 $     -0-
                                                                    =========                 =========

                      THE SPORTS & SHOPPING NETWORK, INC.
                         (A Development Stage Company)
                 (A Subsidiary of The STELLAR Companies, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.  Income Taxes (cont.)
         Deferred tax assets are comprised of the following at December 31:

                                                                       1994                      1993
                                                                    ----------                ----------
         Business start-up expenditures                             $1,272,042                $  634,695
         Depreciation and amortization                                  31,503                    29,278
         Loss carryforwards                                            111,887                   111,887
                                                                    ----------                ----------
         Gross deferred tax assets                                   1,415,432                   775,860
         Deferred tax assets valuation allowance                    (1,415,432)                 (775,860)
                                                                    ----------                ----------
         Total deferred tax assets                                  $      -0-                $      -0-
                                                                    ==========                ==========

Centennial, acquired in 1993, had a net operating loss carryforward of $47,663.

A valuation allowance was established in the same amount as the deferred tax assets acquired because the benefit is more likely than not to be lost.
Certain of the acquired net operating losses are subject to limitations pursuant to provisions of the Internal Revenue Code relating to changes in control. These provisions can significantly limit the amount of net operating losses available for utilization in a particular year depending upon numerous factors, including valuation of the acquired companies. These net operating losses can only be utilized by the acquired companies in a particular year to the extent of the fair market value of the acquired companies on the date of the change of control multiplied by a statutory tax-exempt interest rate, which is approximately 7 percent. The net operating loss carryforwards for U.S. tax purposes expire, if not utilized against future taxable income, beginning 2006 and continue through 2009.


8. Related Party Transactions - During 1994, and 1993, STELLAR billed the Company and its subsidiaries fees for management and accounting services aggregating $1,150,000 in 1994 and $976,536 in 1993, which were charged to Due Parent Company as an advance. Stellar charged the Company for common expenses based on estimated time or charges incurred by Stellar on the Company's behalf. Management asserts that the fees charged to the Company approximate the cost that would have been incurred if TSSN had operated on a stand alone basis.


The Company issued a note payable to STELLAR, as of December 31, 1993 in the amount of $1,258,116 in satisfaction of the balance of the Due Parent Company account. The note provided for interest at 7% per annum and was payable in cash or by the issuance of 1,729,908 (as adjusted for stock split) shares of common stock, at the option of the Company.

                      THE SPORTS & SHOPPING NETWORK, INC.
                         (A Development Stage Company)
                 (A Subsidiary of The STELLAR Companies, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.  Related Party Transactions (cont.)
On November 30, 1994, the Company satisfied the note payable by issuance of 1,729,908 shares of common stock to STELLAR. In addition, the Company issued 2,018,226 shares of common stock in satisfaction of additional advances by STELLAR aggregating $403,645.

9.  Stockholders' Equity

Change in Authorized Shares and Stock Split - On January 13, 1994, the Board of Directors amended the Company's Articles of Incorporation to increase the Company's authorized capital stock from 5,000 shares of common stock to 60,300,000 shares of common stock. The Board of Directors also authorized a stock split of the Company's common stock equal to 11,000 shares for 1 share, and changed the par value from $1.00 per share to $.000082918 per share. All presentations in these financial statements reflect the stock split.


Warrants - On January 15, 1994, the Board of Directors of STELLAR Inc. granted warrants to the holders of certain STELLAR common stock. The warrants entitled the holder to purchase one (1) share of common stock for every two (2) shares of STELLAR common stock held at $.50 per share. Stellar shareholders exercised warrants to purchase 356,000 shares of common stock with cash proceeds of $178,250. All remaining warrants expired on February 18, 1994.

                      THE SPORTS & SHOPPING NETWORK, INC.
                         (A Development Stage Company)
                 (A Subsidiary of The STELLAR  Companies, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




10.  Additional Cash Flow Statement Information -
The non-cash effect of the acquisition of Microsonics and the sale of Microsonics assets during 1992 as follows:



                                                                     Acquisition               Sale of Assets
                                                                     -----------               --------------
         (Increase) decrease in assets:
           Furniture, Fixtures and Equipment                          (134,079)                      132,186
             Other assets
             Proprietary technology                                   (235,219)                       71,892
             Other                                                     (45,922)                       45,922
                                                                     ---------                     ---------
                                                                      (415,220)                     (250,000)
                                                                     ---------                     ---------
         Increase in liabilities:
           Accounts payable and accrued liabilities                    104,526
           Prepayment of royalty income                                                              100,000
                                                                     ---------                     ---------
         Increase (decrease) in cash                                 $(310,694)                    $ 350,000
                                                                     =========                     =========




The non-cash effect of the acquisition of Centennial during 1993 as follows:


            Goodwill                                                                     $ 155,870
             Due to parent (common stock issued by Stellar)                               (130,000)
                                                                                         ---------

                    Cash investment                                                      $  25,870
                                                                                         =========

                      THE SPORTS & SHOPPING NETWORK, INC.
                         (A Development Stage Company)
                 (A Subsidiary of The STELLAR Companies, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Additional Cash Flow Statement Information (cont.) -


The noncash effect of the acquisition of Collectibles in 1993 follows:



        Contractual obligation due to Brander                    $   100,000
        Due to parent - Declaration of distribution of capital
           by Stellar                                               (100,000)
                                                                 -----------
                                                                         -0-
                                                                 ===========



The noncash affect of the transfer of inventories and liabilities to Stellar in 1994 follows:



          Inventory                                                 $   231,333

          Contractual obligation due to Brander                         (50,000)
          Due to parent                                                (181,333)
                                                                    -----------
                                                                            -0-
                                                                    ===========


In connection with the purchase of TSSN by STELLAR, the Company recorded the excess purchase price ($2,158) over the net assets acquired as goodwill with a corresponding credit to additional paid- in capital.

11.  Subsequent Event -


EVRO Corporation - On March 14, 1995, EVRO Corporation (EVRO) acquired 98.35% of the issued and outstanding common stock of the Company from STELLAR in exchange for 16,759,038 shares of EVRO's common stock or 77.1% of the EVRO shares of common stock which will then be issued and outstanding. EVRO issued to STELLAR 500,000 shares of restricted common stock at closing and has agreed to issue the remaining shares following the completion of an increase in EVRO's authorized shares of common stock. EVRO has agreed to offer to acquire the remaining 1.65% of the Company's issued and outstanding common stock which are held by minority shareholders in exchange for an aggregate of 281,418 shares of EVRO's common stock.

                      THE SPORTS & SHOPPING NETWORK, INC.
                         (A Development Stage Company)
                 (A Subsidiary of The STELLAR Companies, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  Subsequent Event (cont.) -

EVRO has formed a wholly owned subsidiary, Technology Holdings, Inc. ("THI"), which owns all of the assets that were owned by EVRO prior to the TSSN acquisition. Pursuant to such acquisition, the holders of EVRO's common stock, other than STELLAR, will be issued a stock dividend consisting of EVRO's Series D Preferred Stock. EVRO has the right, but not the obligation, to redeem the Series D Preferred Stock in exchange for all of THI's issued and outstanding capital stock.

THI is entitled to receive on an annual basis that number of shares of EVRO's voting common stock ("Special Shares") equal to 20% of the average total assets of THI over a twelve month period (March 14 through the following March 13 each year) divided by Two Dollars ($2.00). THI's right to receive the Special Shares provided is earned pro rata over the applicable twelve month period. Such entitlement would cease upon the redemption of the Series D Preferred Stock. STELLAR has the right to purchase from THI any Special Shares of EVRO's common stock received until June 30, 1997, for an amount equal to the greater of Two Dollars ($2.00) per share or 50% of the bid price of EVRO's then publicly traded stock as of the end of the month preceding STELLAR's exercise of its right to purchase. EVRO is prohibited from pledging, hypothecating or otherwise encumbering its shares of THI's capital stock.

The Series D Preferred Stock contains a special dividend provision that in the event such preferred stock is not redeemed by June 30, 1997, EVRO shall, as of July 1, 1997, declare a stock dividend of its voting common stock payable to the holders of the Series D Preferred Stock equal to the number of shares of common stock held by THI as of June 30, 1997. Additional stock dividends shall be payable to the holders of Series D Preferred Stock each July 1st following July 1, 1997, until EVRO has redeemed its Series D Preferred Stock. The amount of such additional stock dividend shall equal the number of shares of EVRO's common stock transferred to THI during the immediately preceding twelve month period.

The Company is currently seeking to raise additional capital through the sale of the EVRO's capital stock in one or more private equity offerings to primarily fund the TSSN operations. Upon successful completion of the private equity offerings, the Company intends to redeem its Series D Preferred Stock in exchange for all of THI's issued and outstanding capital stock.

                      THE SPORTS & SHOPPING NETWORK, INC.
                         (A Development Stage Company)
                 (A Subsidiary of The STELLAR Companies, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  Subsequent Event (cont.) -

For financial reporting purposes this transaction will be accounted for as a reverse merger under which the companies will be recapitalized to include the historical financial information of the Company, and the assets and liabilities of EVRO will be revalued to reflect the market value of EVRO's common stock.

American Collectible Network, Inc.


On April 26, 1995, EVRO Corporation ("EVRO") entered into a binding Letter of Intent (which was modified on May 5, 1995) to acquire not less than 80% of America's Collectibles Network, Inc. ("ACN") and to merge ACN into The Sports & Shopping Network, Inc. ("TSSN") in exchange for the requisite number of EVRO's preferred stock which shares shall be convertible into 1,850,000 shares of EVRO's restricted common stock, immediately after the Company increases its authorized shares of common stock. If the merger has not taken place on or before May 31, 1995, then either ACN or EVRO shall have the right to terminate the Letter of Intent. If neither Party has exercised its right to terminate by June 2, 1995, then the Letter of Intent will automatically be extended to June 30, 1995. The Letter of Intent is void after June 30, 1995. The Company expects to account for this transaction as a purchase.



In addition, EVRO has also agreed to provide or cause to be provided approximately $550,000 of working capital to ACN, $50,000 of which is to be advanced within fifteen (15) business days of the date of the Modification of the Binding Letter of Intent. Funding of the remaining working capital commitment is to be provided over the 90 day period immediately following the completion of the merger. In consideration for agreeing to the provisions in the Modification of the Binding Letter of Intent, EVRO paid ACN a $50,000 non-refundable deposit.

                                EVRO CORPORATION

              CONDENSED PROFORMA COMBINING STATEMENT OF OPERATIONS
               WITH THE SPORTS & SHOPPING NETWORK, INC. ("TSSN")

                      FOR THE YEAR ENDED DECEMBER 31, 1994



The Condensed Proforma Combining Statement of Operations shown below for the year ended December 31, 1994 has been prepared as if the Company had been acquired by TSSN as of the beginning of the fiscal year, adjusted to reflect an increase in amortization resulting from goodwill recorded in the merger. The proforma weighted average number of shares used to compute the proforma loss per share was based on the actual number of the Company's shares outstanding for the year ended December 31, 1994 increased by the number of common shares issued to STELLAR (500,000 shares) adjusted for the effect of a November 30, 1994 change in the number of issued shares of TSSN held by STELLAR.




                                            EVRO                TSSN         Adjustments          Combined
                                            ----                ----         -----------          --------
 Sales and Revenues                     $ 1,080,991        $    48,898        $                  $ 1,129,889

 Cost of Sales and Revenues                 885,338             73,325                               958,663
                                        -----------        -----------        -----------        -----------

 Gross Margin                               195,653            (24,427)                              171,226

 Operating Expenses                       2,263,756          1,597,712            146,015          4,007,483
                                        -----------        -----------        -----------        -----------

 Operating Loss of
 Continuing Operations                   (2,068,103)        (1,622,139)          (146,015)        (3,836,257)

 Other Income (Expenses)                 (1,170,136)           (81,024)                           (1,251,160)
                                        -----------        -----------        -----------        -----------

 Net Loss from Continuing
 Operations                             $(3,238,239)       $(1,703,163)       $  (146,015)       $(5,087,417)
                                        ===========        ===========        ===========        ===========



 Net Loss Per Share                                                                              $     (2.95)
                                                                                                 ===========

 Average Number of
 Common Shares
 Outstanding
                                                                                                   1,726,172
                                                                                                 ===========

ITEM 6.  EXHIBITS, REPORTS ON FORM 8-K

(a)      EXHIBITS
---      --------

EXHIBIT #        DESCRIPTION OF DOCUMENT
---------        -----------------------

 2.1 Modification of the Binding Letter of Intent dated between EVRO Corporation, The Sports & Shopping Network, Inc. and America's Collectibles Network, Inc. regarding the proposed merger of ACN into TSSN.(a)

 2.2 Modification of Loan Agreement between America's Collectibles Network, Inc., The Sports & Shopping Network, Inc., and EVRO Corporation dated May 10, 1995.(a)

10.1 Management Services Agreement by and between The STELLAR Companies, Inc., and Microsonics International, Inc., International Sports Collectibles, Inc., The Sports & Shopping Network, Inc. and Centennial Sports Promotions, Inc.(a)


27.0             Financial Data Schedule (for SEC use only)


(b)      REPORTS ON FORM 8-K
---      -------------------

Form 8-K dated March 14, 1995 reporting acquisition of The Sports and Shopping Network, Inc.

--------------------------
     (a) Filed as an Exhibit to Report on Form 10-QSB dated May 18, 1995.


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    EVRO CORPORATION


Date  January 24, 1996            By   /s/ O. Don Lauher
     -----------------------         -----------------------------------------
                                       O. Don Lauher
                                       Chief Financial Officer