Form 10KSB/A
period 1994-12-31
EVRO CORP
filed 1996-02-23
CIK 33115

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                FORM 10-KSB/A-2


         (Mark One)
         [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended December 31, 1994
                                           ------------------------


         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from to


                           Commission File No. 0-7870
                                               ------


                                EVRO CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          Florida                                            59-3229961
--------------------------------                    ----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

523 Douglas Avenue, Altamonte Springs, Florida                   32714
-----------------------------------------------     ----------------------------
(Address of Principal Executive Offices)                       (Zip Code)

7501 W. Irlo Bronson Memorial Hwy., Suite 105, Kissimmee, Florida      34747
--------------------------------------------------------------------------------
(Former Address)                                                     (Zip Code)

Issuer's telephone number                      (407) 786-4460
                          ------------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

                                                        Name of each Exchange
Title of Each Class                                      on Which Registered

       None                                                      NASDAQ
---------------------------------                 ------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock (No par value)
--------------------------------------------------------------------------------
(Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No      The Exhibit Index appears on page 56.
    ---       ---

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant on April 13, 1995 totaled $3,001,036 (computed by reference to the closing bid price $(2.8125).

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

HISTORICAL OPERATIONS

         EVRO was organized February 5, 1946, under the name of Moreno-Cripple Creek Corporation, which name was changed to Moreno Uranium Corporation on March 12, 1954, to EnviroSearch Corp. on March 10, 1970, to EVRO Financial Corp. on September 17, 1986, and finally to EVRO Corporation on March 1 1994.

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

         On March 14, 1995, EVRO exercised the TSSN Option and acquired 98.35% of the issued and outstanding shares of the common stock of TSSN from Stellar in exchange for EVRO's agreement to issue 16,759,038 shares of its common stock to Stellar, which, when issued, will represent 77.09% of the outstanding shares of EVRO's common stock, calculated on a fully diluted basis. As EVRO only had 2,500,000 shares of common stock authorized at the time of the exercise of the TSSN Option, EVRO and certain of its shareholders agreed to use their best efforts to cause EVRO's authorized common stock to be increased as soon as was practicable. Pending such increase in EVRO's authorized common stock, EVRO issued Stellar 500,000 shares of its authorized but then unissued shares of common stock. Once EVRO increases the number of shares of its authorized common stock, EVRO must immediately issue 16,259,038 (16,759,038 - 500,000) shares of its common stock to Stellar, representing the balance of the shares of EVRO's common stock that EVRO is obligated to issue to Stellar under the purchase agreement. Pursuant to the agreement between EVRO and Stellar, EVRO also agreed to offer to purchase the remaining 1.65% of TSSN's issued and outstanding shares of common stock held by TSSN's minority shareholders in exchange for, in the aggregate, 281,418 shares of EVRO's common stock. Thus, the only consideration to be paid by EVRO to the minority shareholders of TSSN who agree to transfer their shares of the common stock of TSSN to EVRO will be shares of EVRO's common stock. If EVRO issues Special Shares (as defined herein) to THI, only Stellar, and not the minority shareholders of TSSN, will have the option described below to purchase those shares from THI.


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


         The creation of THI and the authorization and issuance of EVRO's Series D Preferred Stock was done for the purpose of preserving the value of EVRO's then existing assets for the holders of EVRO's common stock at the time of the TSSN acquisition. Due to the significant difference in the historical business of EVRO and that of TSSN, EVRO insisted on the creation of THI as a condition of the TSSN acquisition. By creating THI and issuing a stock dividend of the Series D Preferred Stock to EVRO's then existing common shareholders, those shareholders would, upon liquidation of EVRO, be granted a preference in liquidation in an amount equal to the value of THI's assets. Alternatively, upon the redemption of the Series D Preferred prior to a liquidation of EVRO, the holders of EVRO's common stock prior to the TSSN Acquisition would receive all of the value of THI.


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


         Stellar has the option to purchase the Special Shares from THI for an amount equal to the greater of (a) two dollars per share; or (b) 50% of the bid price of EVRO's common stock as of the end of the month preceding Stellar's exercise of its option. As mentioned above, the TSSN Acquisition Agreement between EVRO and Stellar provided that THI would be entitled to receive Special Shares in certain circumstances and the agreement further provided that if the Special Shares were issued, Stellar would have the option to buy the Special Shares from TSSN. Stellar paid no additional consideration for the option to purchase the Special Shares from THI. Stellar's option to acquire the Special Shares shall terminate June 30, 1997. Stellar has not been granted "registration rights" with respect to the Special Shares.


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

         EXAMPLE: Assuming that the average total assets of THI for the period from March 14, 1995 to March 13, 1996, equalled the total assets of THI on December 31, 1994, $(5,194,873), then the number of shares of EVRO common stock; i.e., the Special Shares, that would be issued to THI would total 519,487 shares [(20% x $5,194,873) / $2.00].

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

         The Special Shares that Stellar may acquire upon the exercise of its option will be restricted securities and such Special Shares can be transferred by Stellar either pursuant to the limitations imposed by Rule 144 or without limitation through an effective registration statement relating to such securities.

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

          EVRO CORPORATION AND THE SPORTS & SHOPPING NETWORK, INC.

                                            PROFORMA COMBINED CONDENSED BALANCE SHEET
                                                        DECEMBER 31, 1994
------------------------------------------------------------------------------------------------------------------
                                                              ASSETS
                                                              ------

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
                                                                                                       ===========


                                   PROFORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                                               YEAR ENDED DECEMBER 31, 1994
------------------------------------------------------------------------------------------------------------------
       Sales and Revenues:                                                                              $1,083,000
       Costs of sales and Revenues                                                                         611,000
                                                                                                       -----------
       Gross Margin                                                                                        472,000

       Operating Expenses:                                                                               3,938,000
                                                                                                       -----------
       Operating Loss                                                                                   (3,466,000)
       Other Income (Expenses:)                                                                           (150,000)

       Net Loss of Continuing Operations                                                                (3,616,000)

       Loss of Discontinued Operations                                                                  (2,909,000)
                                                                                                       -----------

       NET LOSS                                                                                        $(6,525,000)
                                                                                                       ===========

BUSINESS OF EVRO

         Since 1990, EVRO has overseen the operation and management of recreational vehicle ranches owned by Treasure Rockhound and the development and sales of medical imaging devices manufactured by Lintronics. In 1994, EVRO expanded its operations to include medical video programming when it acquired 60% of Good Health in February, and in July increased its campground operation with the acquisition of Tres Rivers which owns and operates a 46-acre recreational vehicle campground in Texas. As more fully described in the sections captioned "Business of EVRO - Lintronics Technologies, Inc." and "Business of EVRO -The Good Health Channel, Inc.", EVRO had two business segments, a health related business segment and a recreational business segment. EVRO operated the health related business segment through the following, direct or indirect, subsidiary corporations: Lintronics, Good Health, Imaging Technologies, Inc. ("Imaging"), a corporation organized under the laws of the British Virgin Islands and a wholly owned subsidiary of Lintronics, and EVRO Trading. During the last quarter of EVRO's 1994 fiscal year, EVRO discontinued the business operations of its health related business segment (other than winding-up activities), effective as of December 31, 1994. Disposable assets of the discontinued operations totaled approximately $32,000 at December 31, 1994.

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

         For the year ended December 31, 1994, EVRO's consolidated revenues were approximately $1,081,000. The following table is a summary and comparison of the 1994 and 1993 amounts:

                                                                             In Thousands
                                                                             ------------
                                                                 1994                             1993
                                                                 ----                             ----
 Membership and Other
   Revenues:

          Treasure Rockhound                               $  922       85%                  $  964       83%

          Tres Rivers                                         159       15%                     -0-
                                                           ------      ---                   ------      ---
                                                            1,081      100%                     964       83%

 Product Sales of Discontinued
   Operations                                                 -0-                               201       17%
                                                           ------      ---                   ------      ---
                                                           $1,081      100%                  $1,165      100%
                                                           ======      ===                   ======      ===

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

         The operating expenses of continuing operations were $2,648,000 and $1,359,000 for 1994 and 1993, respectively. The increase of $1,289,000 (94.8%)
was primarily a result of the adjustment of goodwill $(900,000 or 66.2%) and the adjustment of other assets $(131,000 or 9.6%), and increases in selling and administrative expenses (directly related to expenses incurred by EVRO with regards to the acquisition of Tres Rivers and the administrative expenses incurred in the operation of the campgrounds).

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

         During 1995, EVRO estimates that it will require approximately $5,000,000 in equity and/or debt financing to meet its cash requirements. Of that amount, THI will require approximately $1,150,000, which will be used to make principal and interest payments on its debt $(646,000); to satisfy its obligations under its leases and other contractual commitments $(152,000); and, to fund the anticipated cash flow deficit from THI's continuing operations $(352,000). THI's cash flow deficit of $352,000 from its continuing operations gives effect to planned cost savings that THI anticipates achieving from personnel reductions and other cost saving measures. THI does not anticipate making significant capital expenditures during 1995. The failure by THI to obtain additional capital will likely result in EVRO/THI defaulting on their debt obligations, resulting in their creditors foreclosing upon the assets of EVRO, THI and its subsidiaries, which, obviously, would have a substantial negative impact upon EVRO's ability to continue as a going concern.

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


         In the opinion of EVRO's management, EVRO will only incur minimal expenditures in connection with winding-up the activities of EVRO's discontinued operations. The only foreseeable expenditures will be those related to administrative activities and will have a nominal impact on EVRO's liquidity.






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

                               EVRO CORPORATION
                          CONSOLIDATED BALANCE SHEET
                              DECEMBER 31, 1994

                                                          ASSETS
                                                          ------
               CURRENT ASSETS:
                   Cash                                                                         $    7,300
                   Note receivable (current portion)                                                10,000
                   Other receivables                                                                17.415
                   Net current assets of discontinued operations                                     3,004
                                                                                                ----------

                       Total current assets                                                         37,719
                                                                                                ----------

               PROPERTY AND EQUIPMENT:
                   Land and improvements                                                         2,343,796
                   Buildings and structures                                                      1,070,671
                   Machinery and equipment                                                         279,442
                   Furniture and fixtures                                                           24,617
                   Vehicles                                                                         58,233
                                                                                                ----------

                                                                                                 3,776,759
                   Less:  Accumulated depreciation                                                (345,039)
                                                                                                ----------

                                                                                                 3,431,720
                   Net fixed assets of discontinued operation                                       78,954
                                                                                                ----------

                                Total property and equipment                                     3,510,674
                                                                                                ----------

               INVESTMENTS AND OTHER ASSETS:
                   Note receivable (less current portion)                                           30,000
                   Goodwill (less accumulated amortization and adjustments of $1,066,742)        1,582,863
                   Investment in partnerships                                                       30,405
                   Net other assets of discontinued operation                                        3,212
                                                                                                ----------

                       Total other assets                                                        1,646,480
                                                                                                ----------

                           TOTAL ASSETS                                                         $5,194,873
                                                                                                ==========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
                                           ------------------------------------

               CURRENT LIABILITIES:

                   Notes payable and current portion of long-term debt                          $  404,724
                   Accounts payable                                                                150,804
                   Amounts due to affiliate                                                        142,381
                   Other current liabilities                                                        47,096
                   Net current liabilities of discontinued operations                              207,779
                                                                                                ----------
                       Total current liabilities                                                   952,784

               LONG-TERM DEBT:
                   Long-term debt                                                                1,741,105
                   Refundable memberships                                                           32,485
                   Net long-term debt of discontinued operations                                    11,582
                                                                                                ----------

                           TOTAL LIABILITIES                                                     2,737,956
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

                               EVRO CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                       Twelve Months Ended
                                                                                       -------------------
                                                                               December 31,             December 31,
                                                                                   1994                     1993
                                                                               ------------             ------------
      REVENUES:
         Membership and other revenues                                         $ 1,080,991              $   963,752

      COST OF SALES AND REVENUES                                                   582,186                  639,920
                                                                               -----------              -----------

      GROSS MARGIN                                                                 498,805                  323,832
                                                                               -----------              -----------

      OPERATING EXPENSES:
         Selling, general and administration                                     1,452,240                1,221,531
         Depreciation and amortization                                             164,902                  137,753
         Adjustment of goodwill                                                    900,000
         Adjustment to other assets                                                130,885
                                                                               -----------              -----------
                                                                                 2,648,027                1,359,284
                                                                               -----------              -----------
      OPERATING LOSS OF CONTINUING OPERATIONS                                   (2,149,222)              (1,035,452)

      OTHER INCOME (EXPENSES):
         Interest income                                                            20,467                    4,351
         Interest expense                                                         (180,555)                (105,363)
         Other-net                                                                  10,956                   17,230
                                                                               -----------              -----------

      NET LOSS OF CONTINUING OPERATIONS                                         (2,298,354)              (1,119,234)

      LOSS OF DISCONTINUED OPERATIONS                                           (2,909,391)              (1,246,953)
                                                                               -----------              -----------

      NET LOSS                                                                 $(5,207,745)             $(2,366,187)
                                                                               ===========              ===========


      LOSS PER SHARE:

         Net Loss                                                              $     (4.15)             $     (2.72)
                                                                               ===========              ===========

         Loss of Continuing Operations                                         $     (1.83)             $     (1.29)
                                                                               ===========              ===========

         Loss of Discontinued Operations                                       $     (2.32)             $     (1.43)
                                                                               ===========              ===========

      Average Number of Common Shares Outstanding                                1,255,363                  870,153
                                                                               ===========              ===========

                See notes to consolidated financial statements.

                               EVRO CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                             Common Stock                          Cost of
                                                   --------------------------------               Treasury             Accumulated
                                                     Shares                  $                     Shares                Deficit
                                                   ---------            -----------               ---------            ------------
 COMMON SHARES:
 BALANCE, DECEMBER 31, 1992
 (Including transfer of paid in capital to
     reflect change to no par value stock in
     February 1994 and the Company's 1:20
     reverse stock split in January 1995)            803,811            $ 3,661,158               $(31,911)            $(1,018,933)

 Common shares issued for conversion
     of preferred shares                              30,500
 Common shares issued:
     To employees                                      8,893                 24,899
     In payment of note payable                        3,500                 35,602
     In exchange for services                         52,986                629,060
 Common shares sold                                   82,500                938,035
 Net loss                                                                                                               (2,366,187)
                                                   ---------            -----------               --------             -----------

 BALANCE, DECEMBER 31, 1993                          982,190              5,288,754                (31,911)             (3,385,120)

 Common shares issued:
     In payment of note payable                       48,798              1,133,421
     In exchange for
        services/distributorship                      27,681                111,982
     In exchange for preferred shares
        held by affiliate                             88,270              1,765,400
     As collateral for a loan                         27,500
     As partial payment in asset
        acquisition                                   24,833                350,000
 Common shares sold                                  340,154              2,436,637
 Options exercised                                     5,000                 14,500
 Purchase of Company stock                              (208)               (19,001)
 Retirement of common stock in treasury                 (939)               (31,911)                31,911
 Net loss                                                                                                               (5,207,745)
                                                   ---------            -----------               --------             -----------

 BALANCE, DECEMBER 31, 1994                        1,543,279            $11,049,782               $     (0)            $(8,592,865)
                                                   =========            ===========               ========             ===========



                See notes to consolidated financial statements

                               EVRO CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                     Series B Convertible Preferred Stock
                                                                -----------------------------------------------
                                                                     Shares                         $
                                                                -------------------      ----------------------
            PREFERRED SHARES:

            Balance, December 31, 1992                                     0                             0

            Shares issued to affiliate-net                            48,920                    $  978,400
                                                                     -------                    ----------

            Balance, December 31, 1993                                48,920                       978,400

            Shares issued to affiliate in
              exchange for outstanding debt                           39,350                       787,000

            Shares redeemed by affiliate
              and converted to common
              shares of the company                                  (88,270)                   (1,765,400)
                                                                     -------                    ----------

            Balance, December 31, 1994                                     0                             $0
                                                                     =======                    ==========





                See notes to consolidated financial statements

                               EVRO CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year Ended
                                                                        ----------------------------------
                                                                        December 31,          December 31,
                                                                            1994                 1993
                                                                        ------------          ------------
               CASH FLOWS FROM OPERATING ACTIVITIES:
               Net loss                                                 $(5,207,745)          $(2,366,187)
               Adjustments to reconcile net income to net cash
               provided by operating activities:
                  Adjustment to goodwill                                  1,721,340
                  Write-off of other assets                                 380,935
                  Depreciation and amortization                             160,352               142,098
                  Common stock issued for services                          111,982               629,060
                  Gain on sale of facility                                                         (6,788)
                  Decrease in inventories                                   118,256               333,612
                  Decrease (Increase) in prepaid expenses                   230,900              (230,900)
                  Increase in other current assets                          306,943               (49,457)
                  Decrease in customer deposits                             (61,627)             (161,332)
                  (Increase) Decrease in other current liabilities           11,588              (134,409)
                                                                        -----------           -----------

               Net cash used in operating activities                     (2,227,076)           (1,844,303)
                                                                        -----------           -----------

               CASH FLOWS FROM INVESTING ACTIVITIES:
               Acquisition of property and equipment                     (1,287,773)             (345,708)
               Proceeds from sale of facility                                                     261,870
               Note receivable                                               40,000               (30,000)
               Other non-current assets                                                             1,494
                                                                        -----------           -----------

               Net cash used in investing activities                     (1,247,773)             (112,344)
                                                                        -----------           -----------

               CASH FLOWS FROM FINANCING ACTIVITIES:
               Proceeds from borrowings                                                         1,438,971
               Repayment of borrowings                                     (137,468)             (383,261)
               Proceeds from borrowings from affiliate(s)-net             1,143,845              (214,465)
               Proceeds from issuance of common stock                     2,432,136               938,035
               Common shares issued to employees                                                   24,899
               Proceeds from redemption and conversion of
                  minority interest to preferred stock                                            149,000
               Repayment of refundable memberships-net                       (7,515)               (3,000)
                                                                        -----------           -----------

               Net cash from financing activities                         3,430,998             1,950,179
                                                                        -----------           -----------

               NET INCREASE (DECREASE) IN CASH                              (43,851)               (6,468)

               CASH, BEGINNING OF PERIOD                                     53,270                59,738
                                                                        -----------           -----------
                                                                              9,419                53,270

               Less: cash of discontinued operations                         (2,119)
                                                                        -----------           -----------

               CASH, END OF PERIOD                                      $     7,300           $    53,270
                                                                        ===========           ===========

               Supplemental Disclosure:
                 Interest paid                                          $   180,555           $   122,740
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

         Treasure Rockhound operates seven recreational vehicle ranches in four southwestern states through its private organization, Camper Ranch Club of America ("Camper Ranch Club"). Camper Ranch Club offers its members daily or long-term leases on improved campsites at its various locations. Treasure Rockhound also operates a mobile home park in the midwest. During 1994, EVRO acquired a 46-acre recreational vehicle ("RV") campground in Texas. The campground, acquired by Tres Rivers, a wholly owned, newly formed Texas corporation was purchased for $1,575,000. The purchase price was comprised of $125,000 cash, the assumption of existing indebtedness of $720,000 that encumbered the campground, the issuance of a promissory note of $380,000 and the issuance of 496,668 shares of EVRO's common stock. Management allocated the purchase price, together with legal and closing costs of $35,805, to the property and equipment $(1,410,805) based on their estimated fair market value and goodwill $(200,000). The acquisition was accounted for in the financial statements using the purchase method of accounting and goodwill is being amortized over 15 years using the straight line method. Operating results of Tres Rivers have been included in the Consolidated Statement of Operations since July 15, 1994, the date of acquisition.

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

         GOODWILL - Goodwill resulting from acquisitions is stated at cost less accumulated amortization. Amortization is calculated using the straight-line method over the estimated useful life of goodwill. Generally, between fifteen and forty years has been identified as the estimated useful life of goodwill. EVRO has adopted a policy requiring periodic review and evaluation to determine whether there has been a permanent impairment in the value of goodwill. This policy includes, but is not limited to, evaluation of factors such as current operating results, expected undiscounted cash flows, business trends, and the market valuation of the outstanding common shares of EVRO. The calculation methodology provides for the recognition of a permanent impairment of goodwill if the market valuation of the outstanding common stock, after deduction for the value of all other assets, is less than the goodwill amount, and any diminution in the market value has been determined to be of a permanent nature and not caused by fluctuation of normal market activity.


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
                                                                                       ----------
                                                                                       $1,885,618
                                                                                       ==========

6.       MATERIAL TRANSACTIONS WITH RELATED PARTIES

         During 1993, ACL was EVRO's majority shareholder, owning 56% of the issued and outstanding common stock of EVRO. Mr. James L. Kennedy and Mr. David B. Howe were ACL's principal officers. ACL made periodic advances of funds to Lintronics for working capital purposes. During the first quarter of 1993, ACL advanced approximately $229,000 to Lintronics, and subsequently converted such debt to Series "B" 8% Convertible Preferred Stock of Lintronics, bringing such ownership to 52,920 shares. On March 30, 1993, EVRO's Board of Directors approved the conversion of these Lintronics preferred shares to a like number of preferred shares of EVRO. On September 20, 1993, EVRO's Board of Directors approved the redemption of 5,750 preferred shares of EVRO in exchange for EVRO's assumptions of certain debts $(80,000) of ACL which had been incurred for the benefit of Lintronics. Between April 1 and December 31, 1993, the assumed debts were paid, and EVRO advanced ACL approximately $214,000 to be used for working capital.

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

8.       INCOME TAXES

         The provision (benefit) for income Taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences at December 31:

                                                                            1994                  1993
                                                                        ------------           ----------
    Income tax provision (benefit)-34%                                  $(1,770,633)           $(804,504)
    Increase (decrease) in rates resulting from:
        Non-deductible items                                                  4,269                9,085
        State and local taxes, net                                         (187,026)             (84,221)
    Valuation allowance for recognized
        deferred tax assets                                               1,953,390              879,640
                                                                        -----------            ---------
    Effective tax rates                                                 $         0            $       0
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


         As of December 31, 1992, Lintronics Technologies, Inc., acquired EVRO, which acquisition was accounted for as a reverse purchase acquisition. As a consequence of the reverse purchasing accounting, $2,409,000 was recorded as goodwill, which represented the difference between the then market value of $3,620,000 of the publicly traded shares of EVRO and EVRO's net asset value of $1,211,000. However, the significant operating losses incurred by EVRO during 1993 and 1994, EVRO's withdrawal from the health related business segment, and the overall deterioration of EVRO's financial condition indicated that a permanent impairment of goodwill had occurred. In accordance with EVRO's policy for the periodic evaluation of goodwill, EVRO determined that a permanent impairment of approximately $900,000 had occurred as of December 31, 1994, and EVRO recorded an adjustment of $900,000 to goodwill to recognize the estimated permanent impairment. At December 31, 1994, the net assets of EVRO totaled $3,357,000, before recording the adjustment to goodwill, while the adjusted market value of its common shares totaled approximately $2,457,000 for a difference of $900,000. Assets other than goodwill were considered to be reasonably stated and, accordingly, EVRO concluded that an adjustment of $900,000 to goodwill was appropriate. The described methodology to determine the amount of permanent impairment at December 31, 1994 when EVRO terminated and abandoned the health related business segment was the same as that used to determine the original amount of goodwill resulting from the reverse purchase acquisition when EVRO entered the health related business segment. In addition, the same methodology was applied at December 31, 1993, and no adjustment was considered necessary at that time.


         During the last quarter of 1994, EVRO completed its evaluation of certain mineral leases totalling $129,885, and concluded that such leases were of little or no value. The leases represent the remnants of EVRO's past mining operations which had not been conducted for several years. Consequently, EVRO decided to write-off the remaining book value of the leases as of December 31, 1994.



11.      ADDITIONAL CASH FLOW STATEMENT INFORMATION

         The noncash effect of the acquisition of Tres Rivers in 1994 is summarized below:

                 Increase in assets
                   Property and equipment                                           $1,410,805
                   Goodwill                                                            200,000
                                                                                    ----------
                                                                                    $1,610,805
                                                                                    ==========
                 Increase in liabilities
                   Notes payable and current portion
                     of long term debt                                              $   38,870
                   Other current liabilities                                            12,405
                   Long term debt - notes payable                                    1,061,130
                                                                                    ----------
                                                                                     1,112,405

                 Issuance of 496,668 shares of
                   common stock                                                        350,000

                 Cash investment                                                       148,400
                                                                                    ----------
                                                                                    $1,610,805
                                                                                    ==========

         Noncash transactions which involve capital stock as opposed to cash are as follows:

                                                                     1994               1993
                                                                  ----------         ---------
         Common stock issued:
           For services                                           $  111,982           $  629,060

           In payment of note payable                             $1,133,421           $   35,602

         Preferred stock issued in exchange for
           outstanding debt                                       $  787,000

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

         THI is entitled to receive on an annual basis that number of shares of EVRO's voting common stock ("Special Shares") equal to 20% of the average total assets of THI over a twelve month period (March 14 through the following March 13 each year) divided by Two Dollars $(2.00). THI's right to receive the Special Shares provided is earned ratably over the applicable twelve month period. Such entitlement would cease upon the redemption of the Series D Preferred Stock. Stellar has the right to purchase from THI any Special Shares of EVRO's common stock received until June 30, 1997 for an amount equal to the greater of Two Dollars $(2.00) per share or 50% of the bid price of EVRO's then publicly traded stock as of the end of the month preceding Stellar's exercise of its right to purchase. EVRO is prohibited from pledging, hypothecating or otherwise encumbering its shares of THI's capital stock.

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

ITEM 10.         EXECUTIVE COMPENSATION

         CASH COMPENSATION

     SUMMARY COMPENSATION TABLE

                                                              Long Term Compensation
                                                              -------------------------------------------
                               Annual Compensation                       Awards                   Payouts
                      -----------------------------------     --------------------------          -------
                                                              Restricted
 Name and                                    Other Annual       Stock                              LTIP          All Other
 Principal            Salary(1)     Bonus    Compensation      Award(s)         Options/          Payouts      Compensation
 Position     Year       $            $           $               $            SAR's (#)             $               $
----------    ----    ---------     -----    ------------     ----------       ---------          -------      ------------

 D. Jerry                                           0
 Diamond,     1994    135,000                   5,638
 Chief        1993    180,000(2)                    0
 Executive    1992     13,848
 Officer

 David B.
 Howe,
 Exec.        1993    104,000(3)                4,298
 Vice
 President
---------------

         (1) All compensation paid to EVRO's current officers has been paid by Lintronics, not EVRO. The amount reflects compensation paid and/or accrued by Lintronics.

         (2) Included in this amount earned in 1993 is $90,000 for which payment was deferred to 1994.

         (3) Included in this amount earned in 1993 is $20,000 for which payment was deferred to 1994.

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





                 (Remainder of page left blank intentionally.)

                                                                                After Increase in Authorized
                                                         Present Holdings          Shares of Common Stock
                                                         ----------------          ----------------------
Title                                                                Percent                       Percent
Class       Name and Address                            Amount      of Class(1)     Amount        of Class(2)
-----       ----------------                            ------      -----------     ------        -----------
Common      Thomas L. Jensen (Chairman of             1,087,219      49.46%          16,759,038     77.09%
            the Board and Director)
            1601 Riverview Tower
            Knoxville, TN 37902

Common      Daniel L. Boyar (President,                    0           .00%           3,000,000     13.80%
            Chief Executive Officer and Director)
            10002 Princess Palm Ave., Suite 304
            Tampa, FL 33619

Preferred   Daniel L. Boyar (President,                  30,000     100.00%                0          .00%
            Chief Executive Officer and Director)
            10002 Princess Palm Ave., Suite 304
            Tampa, FL 33619

Common      Stephen H. Cohen (Secretary and           1,087,219      49.46%          16,794,697     77.25%
            Director)(3)
            90 Presidential Plaza
            New York, NY 13202

Common      D. Jerry Diamond (Director)                 608,957      27.70%             608,957      2.80%
            10002 Princess Palm Ave., Suite 304
            Tampa, FL 33619

Common      James L. Kennedy (Director)                 599,934      27.29%             599,934      2.76%
            10002 Princess Palm Ave., Suite 304
            Tampa, FL 33619

Common      Gerald L. Pennington (Director)               6,000       0.27%               6,000       .03%
            10002 Princess Palm Ave., Suite 304
            Tampa, FL 33619

Common      Christopher P. Dona (Vice President)      1,087,219      49.46%          16,759,038     77.09%
            7501 W. Irlo Bronson Memorial Hwy.
            Suite 103
            Kissimmee, FL 34747

Common      O. Don Lauher (Treasurer and Chief        1,087,219      49.46%          16,759,038     77.09%
            Financial Officer)
            7501 W. Irlo Bronson Memorial Hwy.
            Suite 103
            Kissimmee, FL 34747

Common      Teresa B. Fannin (Assistant Secretary)        3,250       0.15%               3,250       .01%
            10002 Princess Palm Ave., Suite 304
            Tampa, FL 33619

                                                                                  After Increase in Authorized
                                                   Present Holdings                 Shares of Common Stock
                                                   ----------------                 ----------------------
Title       Percent                                                  Percent
Class       Name and Address                            Amount      of Class(1)        Amount     of Class(2)
-----       ----------------                            -------     -----------        ------     -----------
Common      American Clinical Labs, Inc(4)              587,219       26.71%            587,219      2.70%
            10002 Princess Palm Ave., Suite 304
            Tampa, FL 33619

Common      The Stellar Companies, Inc.(5),(6)        1,087,219       49.46%         16,759,038     77.09%
            1601 Riverview Tower
            Knoxville, TN 37902

Common      Management as a Group (9 Persons)         1,130,922       51.45%         20,425,619     93.96%

Preferred                                                30,000      100.00%               0          .00%
-------------------

                 (1) Based on 2,198,279 shares outstanding.

                 (2) Based on 21,738,735 shares outstanding upon completion of an increase in EVRO's authorized shares of common stock and thereafter the issuance of the additional shares of common stock to Stellar, the conversion of preferred stock held by Mr. Boyar to common stock and the acquisition of the remaining 1.65% of TSSN's issued and outstanding common stock held by its minority shareholders.

                 (3) Mr. Cohen holds sole investment power on 125,000 shares of TSSN currently held by the SSCL&B Employees Deferred Savings and Profit Sharing Plan and Trust, FBO Stephen H. Cohen. Upon EVRO's offer to acquire the remaining 1.65% of TSSN's issued and outstanding common stock, the 125,000 shares of TSSN will be exchanged for 35,659 shares of EVRO common stock.

                 (4) Includes 587,219 shares owned by American Clinical Labs, Inc. because of Mr. Kennedy's and Mr. Diamond's position on its Board of Directors which exercises voting control thereover on behalf of American Clinical Labs, Inc.'s shareholders.

                 (5) Includes 500,000 shares owned by Stellar because of Mr. Jensen's and Mr. Cohen's position on its Board of Directors which exercises voting control thereover on behalf of Stellar's shareholders.

                 (6) American Clinical Labs, Inc. provided to Stellar an irrevocable proxy with full power of substitution, to represent ACL or any assignee thereof at all regular and special meetings of shareholders, or in connection with any other shareholder action, of EVRO, but only in ACL's capacity as the owner of record of and to vote the shares of ACL as of March 14, 1995. The irrevocable proxy shall be effective from March 14, 1995 to the date the Shares represent less than 5% of EVRO's issued and outstanding shares of common stock.

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

         In May 1994, EVRO was billed approximately $77,000 by ACL for legal and consulting services incurred by ACL on behalf of EVRO. During 1994, EVRO issued a total of 33,328 shares of EVRO's common stock to ACL: 13,278 shares of which were issued to ACL in exchange for shares of EVRO's preferred stock redeemed from ACL; and 20,050 shares of which were issued to ACL as consideration for ACL paying vendors who provided services for the benefit of EVRO.

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

ITEM 13.         EXHIBITS, REPORTS ON FORM 8-K

(A)      EXHIBITS

EXHIBIT #        DESCRIPTION OF DOCUMENT
                 -----------------------
2.01     Agreement and Plan of Reorganization dated September 22, 1992 by and among EVRO Financial Corp., owners of records of Lintronics
         Technologies, Inc., and Lintronics Technologies, Inc.(a)

3.01     Articles of Incorporation.(d)

3.02     By-Laws of the Registrant.(d)

3.03     Articles of Amendment to Articles of Incorporation filed October 3,
         1994.(i)

3.04     Articles of Amendment to Articles of Incorporation filed January 24,
         1995.(i)

3.05     Articles of Amendment to the Certificate of Designation, Preferences,
         Rights and Limitations of Series A 10% Convertible Preferred Stock,
         $1.00 Face Value of EVRO Corporation filed January 24, 1995.(i)

3.06     Articles of Amendment to the Certificate of Designation, Preferences,
         Rights and Limitations of Series B 8% Preferred Stock, $1.00 Face
         Value of EVRO Corporation filed January 24, 1995.(i)

3.07     Articles of Amendment to Articles of Incorporation filed March 15,
         1995.(i)

3.08     Articles of Amendment to Articles of Incorporation filed April 8,
         1995.(i)

4.01     Specimen Stock Certificate.(d)

10.01    Lease Agreement dated August 26, 1992 by and between Princess Palm
         Corporation and Lintronics Technologies, Inc.(c)

10.02    Employment Agreement dated October 29, 1993 by and between Lintronics
         Technologies, Inc. and Michael B. Hickland.(d)

10.03    Stock Purchase Agreement dated February 22, 1994 by and between EVRO
         Financial Corporation and Good Health Channel, Inc.(e)

10.04 Capital Stock Escrow and Disposition Agreement dated March 18, 1994 by and between EVRO Corporation and Good Health Channel, Inc.(e)

10.05    Asset Purchase Agreement dated July 13, 1994 by and between Three
         Rios, Ltd. and EVRO Corporation.(f)

10.06    Modification of Letter of Intent and Addendum to Modification of
         Letter of Intent dated January 12, 1995 by and between EVRO
         Corporation and The Stellar Companies, Inc.(g)

10.07    Assignment of Option dated January 12, 1995 amongst Boyar Holdings,
         Inc., EVRO Corporation, The Stellar Companies, Inc. and The Sports &
         Shopping Network, Inc.(g)

10.08    Promissory Note Extension and Consent Agreement and Capital Stock
         Escrow and Disposition Agreement dated July 1, 1994 by and between
         EVRO Corporation and John Latham, Trustee.(h)

10.09    Settlement Agreement dated June 27, 1994 by and among EVRO
         Corporation, Treasure Rockhound Ranches, Inc. and Dale Fullerton; and
         Escrow Agreement dated June 27, 1994 by and among EVRO Corporation and
         Dale Fullerton and the law firm of Bush Ross Gardner Warren & Rudy,
         P.A.; and Escrow Agreement dated June 27, 1994 by and among EVRO
         Corporation, Treasure Rockhound Ranches, Inc., Dale Fullerton and the law firm of Morrill Brown & Thomas, P.A.(i)

10.10    EVRO Corporation 1994 Non-Qualified Stock Option Plan.(i)

22.01    Subsidiaries of registrant.(i)

27.0     Financial Data Schedule (for SEC use only)

(B)      REPORTS ON FORM 8-K

         Report on Form 8-K dated March 17, 1995, reported matters under Items 2 and 7 thereof.

         (a) Filed as an Exhibit to Report on Form 8-K dated October 19, 1992.

         (b) Filed as an Exhibit to Form 8 Amendment No. 1, dated November 19, 1992 to Report on Form 8-K dated October 19, 1992.

         (c) Filed as an Exhibit to Report on Form 10-KSB, dated April 22, 1993.

         (d) Filed as an Exhibit to Report on Form 10-KSB dated April 14, 1994.

         (e) Filed as an Exhibit to Report on Form 8-K dated March 29, 1994.

         (f) Filed as an Exhibit to Report on Form 8-K dated July 30, 1994.

         (g) Filed as an Exhibit to Report on Form 8-K dated March 17, 1995.

         (h) Filed as an Exhibit to Report on Form 10-QSB dated November 11,
             1994.

         (i) Filed as an Exhibit to Report on Form 10-KSB for the year ended December 31, 1994.

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of February, 1996.

                                        EVRO CORPORATION

                                 By:   /s/Thomas L. Jensen
                                    -----------------------------
                                         Thomas L. Jensen
                                       Chief Executive Officer

         In accordance with the Exchange, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

      SIGNATURE                                   TITLE                                            DATE
      ---------                                   -----                                            ----
/s/Thomas L. Jensen                        Chairman of the Board and                          February 16, 1996
-----------------------------              Chief Executive Officer
Thomas L. Jensen


/s/Stephen H. Cohen                        Secretary and Director                             February 16, 1996
-----------------------------
Stephen H. Cohen


/s/D. Jerry Diamond                        Director                                           February 16, 1996
-----------------------------
D. Jerry Diamond


/s/O. Don Lauher                           Treasurer, Chief Financial                         February 16, 1996
-----------------------------              Officer and Principal Accounting
O. Don Lauher                              Officer


/s/Don Mastropietro                        Director                                           February 16, 1996
-----------------------------
Don Mastropietro