Form 10QSB/A
period 1995-03-31
EVRO CORP
filed 1996-02-27
CIK 33115

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                 FORM 10-QSB/A-2

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

                                EVRO CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1995
                                  (Unaudited)



        ASSETS
        ------
        CURRENT ASSETS:
            Cash                                                                                            $     2,918
            Notes receivable (current portion)                                                                  115,000
            Other receivables                                                                                    14,146
            Inventories - net                                                                                   241,760
            Prepaid expenses                                                                                     51,550
            Net current assets of discontinued operations                                                         1,558
                                                                                                            -----------
              Total current assets                                                                              426,932
                                                                                                            -----------

        PROPERTY AND EQUIPMENT
            (less accumulated depreciation of $425,456)                                                       3,508,496

        INVESTMENTS AND OTHER ASSETS:
            Notes receivable (less current portion)                                                              30,000
            Investments in partnerships                                                                          30,405
            Proprietary technology                                                                              126,578
            Goodwill (less accumulated amortization of $53,939)                                               3,419,204
            Other - net                                                                                           4,180
            Net other assets of discontinued operations                                                          29,400
                                                                                                            -----------
              Total other assets                                                                              3,639,767
                                                                                                            -----------

            TOTAL ASSETS                                                                                    $ 7,575,195
                                                                                                            ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        CURRENT LIABILITIES:
            Notes payable and current portion of long-term debt                                             $   392,791
            Accounts payable                                                                                    484,720
            Amounts due to affiliates                                                                           456,876
            Other current liabilities                                                                           584,101
            Net current liabilties of discontinued operations                                                   253,619
                                                                                                            -----------
              Total current liabilities                                                                       2,172,107

        LONG-TERM DEBT:
            Long-term debt                                                                                    1,710,853
            Refundable memberships                                                                               40,000
            Net long-term debt of discontinued operations                                                         9,586
                                                                                                            -----------
            TOTAL LIABILITIES                                                                                 3,932,546
                                                                                                            -----------

        STOCKHOLDERS' EQUITY:
            Preferred stock, no par value
              Series D convertible preferred stock                                                            4,084,153
              Series E convertible preferred stock                                                               30,000
            Common stock, no par value                                                                        3,465,776
            Accumulated deficit                                                                              (3,933,480)
                                                                                                            -----------
                                                                                                              3,646,449
            Less: Common stock held by Technology Holdings, Inc., 42 shares at cost                              (3,800)
                                                                                                            -----------
            TOTAL STOCKHOLDERS' EQUITY                                                                        3,642,649
                                                                                                            -----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $ 7,575,195
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
                                                                                        ==========            ==========





                 See notes to consolidated financial statements

                                EVRO CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                  (Unaudited)


                                                              Common Stock Held by
                                            Common Stock    Technology Holdings, In     Preferred Stock     Additional
                                            ------------    -------------------------   ---------------      Paid in    Accumulated
                                       Shares            $       Shares     $        Series D     Series E   Capital      Deficit
                                       ------          -----     ------    ---       --------     --------  ---------- ------------
BALANCE, JANUARY 1, 1995              59,734,634  $     4,953          $          $            $          $ 3,490,823   $(3,407,510)

Adjustment to reflect reverse
  purchase acquisition of EVRO
  Corporation                        (57,536,676)   7,574,976                                              (3,490,823)

Issuance of Preferred Series D
  Convertible Preferred Stock,
   no par value (16,985 shares)                    (4,084,153)                      4,084,153

Issuance of Preferred Series E
  Convertible Preferred Stock,
   no par value (30,000 shares)                       (30,000)                                   30,000

Purchase of treasury shares                                        42    (3,800)

Loss for the three months
  ended March 31, 1995                                                                                                     (525,970)
                                     -----------  -----------    ----  --------   -----------  --------   -----------  ------------

BALANCE - MARCH 31, 1995               2,197,958  $ 3,465,776      42  $ (3,800)  $ 4,084,153  $ 30,000   $         0  $ (3,933,480)
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


         In addition, the April 19, 1995 amendment to the TSSN Acquisition agreement required that The Company issue to Stellar 500 shares of Series F Convertible Preferred Stock ("Series F Preferred Stock") and, from time to time. Each share of Series F Preferred Stock entitles the holder thereof with the right to cast 1,000 votes on any matter requiring the approval of common shareholders. In the event the company issues voting securities prior to the time that the Company has increased the number of shares of its authorized shares of common stock, the Company has agreed to issue additional Series F Preferred Stock to Stellar in an amount equal in voting rights with any subsequent voting shares of common or preferred stock issued by the Company. For example, if the Company issued issued 300,000 shares of its common stock, the Company would be required to issue 300 shares of Series F Preferred Stock to Stellar.


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


         EXAMPLE: Assume that the "bid" price of the Company's common stock on March 31, 1996, was $3.75 and the "ask" price $4.00. Applying the formula set forth above, if Stellar exercises its option to acquire the Special Shares on April 15, 1996, the option price will be $2.00 per share ( the greater of $2.00 or 50% of the bid price of the Company's common stock). Stellar would receive a benefit unavailable to other shareholders of the Company as it would be able to acquire shares of the common stock of the Company at a substantial discount to the "ask" price of the shares of the Company; however, the shares acquired by Stellar would be restricted securities, as the term is defined in Rule 144(a)(3), promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and as a result thereof, not freely transferable by Stellar.


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


 INCREASE IN ASSETS:

 Notes receivable (current portion)                                                     $     36,451

 Other receivables                                                                            44,690

 Prepaid expenses and deposits                                                                18,788
                                                                                        ------------

   Increase in current assets                                                                 99,929

 Property and equipment                                                                    3,487,891

 Notes receivable (less current portion)                                                     135,000

 Investment in partnership                                                                    30,405

 Unamortized goodwill                                                                      3,308,839

 Other                                                                                         3,212
                                                                                        ------------

   Total increase in assets                                                                7,065,276
                                                                                        ------------

 INCREASE IN LIABILITIES:

 Notes payable and current portion of long-term debt                                         428,638

 Accounts payable                                                                            343,403

 Amounts due to affiliates                                                                    24,550

 Other current liabilities                                                                   431,438
                                                                                        ------------

   Increase in current liabilities                                                         1,228,029

 Long-term debt                                                                            1,731,276

 Refundable memberships                                                                       30,920
                                                                                        ------------

   Total increase in liabilities                                                           2,990,225
                                                                                        ------------

 CHANGE IN STOCKHOLDERS' EQUITY:

 Issuance of Series D Convertible Preferred Stock (16,985 shares)                          4,084,153

 Issuance of Series E Convertible Preferred Stock (30,000 shares)                             30,000

 Common stock                                                                              3,460,823

 Additional paid in capital                                                               (3,490,823)
                                                                                        ------------

   Total increase in stockholders' equity                                                  4,084,153
                                                                                        ------------

   Total increase in liabilities and stockholders' equity                                  7,074,378
                                                                                        ------------

 CASH ACQUIRED                                                                          $      9,102
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
                                                                                            ----------

                 Stockholders' Equity:
                 Common stock, par value $.000082918,
                   60,300,000 shares authorized
                   and 59,734,634 shares issued and outstanding                                  4,953
                 Additional paid in capital                                                  3,490,823
                 Deficit accumulated during
                   the development stage                                                    (3,407,510)
                                                                                            ----------
                    Total stockholders' equity                                                  88,266
                                                                                            ----------

                   Total liabilities and stockholders' equity                               $  546,933
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





The accompanying notes are an integral part of the Consolidated Financial Statements

                      THE SPORTS & SHOPPING NETWORK, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 (A SUBSIDIARY OF THE STELLAR COMPANIES, INC.)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993
                       AND FOR THE PERIOD FROM INCEPTION
                 (DECEMBER 16, 1992) THROUGH DECEMBER 31, 1992




                                                                                            DEFICIT
                                                                                          ACCUMULATED
                                                                          ADDITIONAL         DURING
                                                 COMMON STOCK              PAID IN         DEVEOPMENT
                                            SHARES            -$-          CAPITAL           STAGE             TOTAL
                                            ------            ---          -------           -----             -----
Balance, December 16, 1992                                  $     0      $         0      $          0      $         0

5,000 shares issued                          5,000            5,000                                               5,000

Net loss, December 16, 1992
  through December 31,1992                                                                      (3,291)          (3,291)

Contribution by STELLAR                                                        1,229                              1,229
                                        ----------          -------      -----------      ------------      -----------

Balance, December 31, 1992                   5,000            5,000            1,229            (3,291)           2,938

Goodwill recognized                                                            2,158                              2,158

Net loss for year ended
  December 31, 1993                                                                         (1,701,056)      (1,701,056)

Contribution by STELLAR                                                    1,321,790                          1,321,790
                                        ----------          -------      -----------      ------------      -----------

Balance, December 31, 1993                   5,000            5,000        1,325,177        (1,704,347)        (374,170)

Adjustment pursuant to stock split      54,995,000             (440)             440                                  0

Exercise of warrants                       356,500               30          178,220                            178,250

Sale of common stock                       630,000               52          244,948                            245,000

Common stock issued in satisfaction
  of note payable to STELLAR             1,729,908              144        1,338,560                          1,338,704

Common stock issued in satisfaction
  of advances made by STELLAR            2,018,226              167          403,478                            403,645

Net loss for year ended
  December 31, 1994                                                                         (1,703,163)      (1,703,163)
                                        ----------          -------      -----------      ------------      -----------

Balance, December 31, 1994              59,734,634          $ 4,953      $ 3,490,823      $ (3,407,510)     $    88,266
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

4. Significant Transactions - As of December 31, 1993, STELLAR contributed the stock of International Sports Collectibles, Inc. and Microsonics International, Inc., wholly owned subsidiaries, and Centennial Sports Promotions, Inc., an 80% owned subsidiary to TSSN, thereby causing the three companies to become subsidiaries of TSSN. TSSN recorded the stock contribution of each company at a value equal to STELLAR's basis in each subsidiary. This

                      THE SPORTS & SHOPPING NETWORK, INC.
                         (A Development Stage Company)
                 (A Subsidiary of The STELLAR Companies, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.  Significant Transactions (cont.)
transaction has been accounted for in a manner similar to a pooling of interests because of the common ownership of each subsidiary and for enhanced comparability. Accordingly, the accounts of each subsidiary have been included in the consolidated financial statements of TSSN from December 16, 1992, the date of inception of TSSN, or from their respective dates of acquisition by STELLAR, if later. The operating losses of each subsidiary for the period from December 16, 1992, or from their respective dates of acquisition by STELLAR, to December 31, 1993, were funded by capital contributions by STELLAR which have been recorded as additional paid in capital.


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



                                            EVRO                TSSN         Adjustments          Combined
                                            ----                ----         -----------          --------
 Sales and Revenues                     $ 1,080,991        $    48,898        $                  $ 1,129,889

 Cost of Sales and Revenues                 582,186             73,325                               655,511
                                        -----------        -----------        -----------        -----------

 Gross Margin                               498,805            (24,427)                              474,378

 Operating Expenses                       2,648,027          1,597,712            146,015          4,391,754
                                        -----------        -----------        -----------        -----------

 Operating Loss of
 Continuing Operations                   (2,149,222)        (1,622,139)          (146,015)        (3,917,376)

 Other Income (Expenses)                   (149,132)           (81,024)                             (230,156)
                                        -----------        -----------        -----------        -----------

 Net Loss from Continuing
 Operations                             $(2,298,354)       $(1,703,163)       $  (146,015)       $(4,147,532)
                                        ===========        ===========        ===========        ===========



 Net Loss Per Share                                                                              $     (2.40)
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


Date  February 27, 1996           By   /s/ O. Don Lauher
     -----------------------         -----------------------------------------
                                       O. Don Lauher
                                       Chief Financial Officer