Form 10KSB
period 1995-12-31
EVRO CORP
filed 1996-05-10
CIK 33115

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-KSB

         (Mark One)
         [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended December 31, 1995
                                           ------------------------


         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from to


                           Commission File No. 0-7870


                               EVRO Corporation
- -------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

        Florida                                                                59-3229961
- -----------------------------------------                      ------------------------------------------
(State or other jurisdiction of                                             (I.R.S. Employer
Incorporation or Organization)                                            Identification No.)

1509 South Florida Avenue, Suite 3, Lakeland, Florida                          33803
- -----------------------------------------------------          ------------------------------------------
(Address of Principal Executive Offices)                                       (Zip Code)

523 Douglas Avenue, Altamonte Springs, Florida                                 32714
- ----------------------------------------------                -------------------------------------------
(Former Address)                                                               (Zip Code)

Issuer's telephone number       (941) 683-3333
                          -----------------------------

Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of each Exchange
Title of Each Class                                  on Which Registered

       None                                                 NASDAQ
- ------------------------------------       ------------------------------------

- -------------------------------------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

               Common Stock (No par value)                     (Title of Class)
- ---------------------------------------------------------------

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X       No          The Exhibit Index appears on page 92.
    ---         ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were:
$1,635,962.

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 29, 1996 totaled $4,592,850 (computed by reference to the closing bid price on March 29, 1996 ($2.22).

         The number of shares outstanding of registrant's common stock, no par value, at March 29, 1996, was 2,497,665 shares.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS


INTRODUCTION

         EVRO Corporation, a Florida corporation ("EVRO") operates three separate businesses - a home shopping business, an entertainment business and a recreational vehicle ("RV") campground business. EVRO operates the home shopping business through two subsidiaries, The Sports & Shopping Network, Inc., a Florida corporation ("TSSN") and The Shopping Connection, Inc., a Florida corporation ("TSC"). Both TSSN and TSC are based in Orlando, Florida. EVRO operates its entertainment business through its partially owned subsidiary, Channel America Television Network, Inc. ("Channel America"), a Delaware corporation based in Darien, Connecticut. EVRO operates its RV campground business through its wholly owned subsidiary, Technology Holdings, Inc., a Florida corporation ("THI").


HISTORICAL OPERATIONS

         EVRO was organized February 5, 1946, under the name of Moreno-Cripple Creek Corporation, which name was changed to Moreno Uranium Corporation on March 12, 1954, to EnviroSearch Corp. on March 10, 1970, to EVRO Financial Corp. on September 17, 1986, and finally to EVRO Corporation on March 1, 1994.

         During 1990, EVRO entered into the RV campground business by acquiring all of the stock of Treasure Rockhound Ranches, Inc., a Texas corporation ("Treasure Rockhound"). EVRO expanded this business in 1994, by acquiring a 46-acre RV campground in Glen Rose, Texas. EVRO formed a wholly owned subsidiary, Tres Rivers, Inc. ("Tres Rivers"), a Texas corporation, to acquire all of the assets of Three Rios, Ltd., the former owner of the RV campground located in Glen Rose, Texas.

         During 1992, EVRO acquired Lintronics Technologies, Inc., a Florida corporation ("Lintronics") that manufactured breast-imaging devices, used to detect breast abnormalities. EVRO expanded into other health related fields by acquiring a majority interest in TGHC, Inc., a Florida corporation ("TGHC"), formerly known as The Good Health Channel, Inc., that was engaged in the business of providing health information programming designed for physician waiting rooms. EVRO also formed EVRO Trading Corp., a Florida corporation ("EVRO Trading") in June 1994, and Lintronics formed Imaging Technologies, Inc. ("Imaging"), a foreign corporation, to manufacture and export Lintronics'
breast- imaging devices as well as other medical products.   EVRO discontinued
its health related businesses in December 1994 and there has been no activity in such businesses other than ordinary winding-up activities.

         On January 20, 1995, EVRO organized THI and contributed all of its then existing assets to THI, including 100% of the issued and outstanding common stock of Treasure Rockhound and Tres

Rivers. In connection with such transfer, THI assumed all of the then existing liabilities of EVRO as of March 14, 1995.

         During 1995, EVRO expanded its business operations by entering into the home shopping and entertainment business. On March 14, 1995, EVRO acquired 98.35% of the issued and outstanding shares of the common stock of The Sports & Shopping Network, Inc., a Florida corporation ("TSSN"), a development stage company that owns and operates a television shopping network. EVRO subsequently acquired the remaining shares of the issued and outstanding shares of the common stock of TSSN and currently owns 100% of the common stock of TSSN.

         EVRO further expanded its home shopping and entertainment business in October 1995 by acquiring Channel America.





                   [Balance of Page Intentionally Left Blank]

MATERIAL ACQUISITIONS - 1995

TSSN ACQUISITION


         During 1994, The Stellar Companies, Inc. ("Stellar"), the former owner of 98.35% of the shares of the common stock of TSSN (the "TSSN Shares"), granted Boyar Holdings, Inc. ("BHI") an option to acquire the TSSN Shares (the "TSSN Option"). On January 12, 1995, EVRO purchased the TSSN Option from BHI, pursuant to the terms of the Assignment of Option Agreement by and between BHI and EVRO. As consideration for the transfer of the TSSN Option, EVRO issued to BHI 30,000 shares of EVRO's Series E Preferred Stock which is convertible into 3,000,000 shares of EVRO's common stock at such time as the shareholders of EVRO approve an increase in the authorized shares of EVRO's common stock.

         On March 14, 1995, EVRO exercised the TSSN Option and acquired the TSSN Shares from Stellar in exchange for EVRO's agreement to issue 16,759,038 shares of its common stock to Stellar (the "TSSN Acquisition"). As EVRO only had 2,500,000 shares of common stock authorized at the time of the exercise of the TSSN Option, EVRO and certain of its shareholders agreed to use their best efforts to cause EVRO's authorized common stock to be increased as soon as was practicable. Pending such increase in EVRO's authorized common stock, EVRO issued Stellar 500,000 shares of its authorized but then unissued shares of common stock. On the date that EVRO's shareholders approved the increase of the number of shares of EVRO's common stock, EVRO was required to issue 16,259,038 (16,759,038 - 500,000) shares of its common stock to Stellar, representing the balance of the shares of EVRO's common stock that EVRO was obligated to issue to Stellar under the TSSN Acquisition agreement. Pursuant to the TSSN Acquisition agreement, EVRO acquired on January 15, 1995, the remaining 1.65% of TSSN's issued and outstanding shares of common stock held by its minority shareholders in exchange for an aggregate of 28.1418 shares of EVRO's Series F Convertible Preferred Stock. EVRO has no further obligation to the minority shareholders of TSSN who consented to transfer their shares of the common stock of TSSN to EVRO. If EVRO issues Special Shares (as defined herein) to THI, only Stellar, and not the minority shareholders of TSSN, have the option described below to purchase those shares from THI.

         In conjunction with the TSSN Acquisition, ACL, which then held 587,219 shares of EVRO's common stock ("the ACL Shares"), granted Stellar an irrevocable proxy to vote the ACL Shares, effective March 14, 1995 and expiring on the date the ACL Shares represent less than five percent of EVRO's issued and outstanding shares of common stock.

         Prior to consummating the TSSN Acquisition, EVRO formed a wholly owned subsidiary, THI, and transferred to THI all of the assets that were owned by EVRO prior to the TSSN Acquisition. Pursuant to the TSSN Acquisition agreement, the holders of record of EVRO's common stock as of March 27, 1995, were issued a stock dividend consisting of EVRO's Series D Convertible Preferred Stock ("Series D Preferred"). EVRO has the right, but not the obligation, to redeem the Series D Preferred in exchange for all of THI's issued and outstanding capital stock.

         The creation of THI and the authorization and issuance of EVRO's Series D Preferred was done for the purpose of preserving the value of EVRO's then existing assets for the holders of EVRO's common stock at the time of the TSSN Acquisition. Due to the significant difference in the historical business of EVRO and that of TSSN, EVRO insisted on the creation of THI as a condition of the TSSN Acquisition. By creating THI and issuing a stock dividend of the Series D Preferred Stock to EVRO's then existing common shareholders of EVRO, those shareholders would, upon liquidation of EVRO, be granted a preference in liquidation in an amount equal to the value of THI's assets. Alternatively, upon the redemption of the Series D Preferred prior to a liquidation of EVRO, the holders of EVRO's common stock prior to the TSSN Acquisition would receive all of the value of THI.

         As additional consideration for entering the TSSN Acquisition agreement, Stellar agreed to cause EVRO to contribute $455,000 to THI from the proceeds that EVRO would receive from EVRO's then contemplated private debt or equity offerings, which obligation has been satisfied by EVRO. Upon the completion of EVRO's current financing activities, it is EVRO's intention to redeem its Series D Preferred in exchange for all of THI's issued and outstanding common stock.

         Additionally, THI is entitled to receive, on an annual basis, that number of shares of EVRO's voting common stock (the "Special Shares") equal to 20% of the average total assets of THI over a twelve month period (March 14 through the following March 13 each year) divided by two dollars. The phrase "total assets" is defined to mean the amount set forth on the consolidated balance sheet of THI as total assets, including, without limitation, the current assets, property and equipment (net of accumulated depreciation), investments and other assets (net of accumulated amortization and adjustments). The phrase "average total assets" is defined to mean the sum of the "total assets" (as defined above) of THI as set forth on the balance sheets of THI during each of the quarters ending March 31, June 30, September 30 and December 31 during each applicable twelve month period and dividing such sum by four. THI ratably earns the Special Shares over each applicable twelve month period. THI's entitlement to the Special Shares shall cease upon EVRO's redemption of its Series D Preferred. As of December 31, 1995, THI has earned 426,417 Special Shares.

         In connection with the agreement between The Stellar Companies, Inc. ("Stellar"), the former owner of TSSN, and EVRO, Stellar acquired the option to purchase the Special Shares from THI for an amount equal to the greater of (a) two dollars per share; or (b) 50% of the bid price of EVRO's common stock as of the end of the month preceding Stellar's exercise of its option. Stellar paid no additional consideration for the option to purchase the Special Shares from THI. Stellar's option to acquire the Special Shares shall terminate June 30, 1997. Stellar has not been granted "registration rights" with respect to the Special Shares.

         The following example is provided to illustrate the application of the contractual provisions of the TSSN Acquisition agreement related to the obligation of EVRO to issue Special Shares. The following illustration presumes that EVRO has not redeemed its Series D Preferred prior to March 13, 1996, as such event terminates the obligation of EVRO to issue Special Shares as discussed more fully above.

         EXAMPLE: Assume that during the period from March 14, 1995 to March 13, 1996, THI's average total assets were $5,274,324, then the number of shares of EVRO common stock; i.e., the Special Shares, that would be issued to THI would total 527,432 shares [(20% x $5,274,324) / $2.00].

         Stellar has the option to purchase the Special Shares from THI on or before June 30, 1997 by paying THI the greater of (a) two dollars per share; or (b) 50% of the bid price of EVRO's common stock as of the end of the month preceding Stellar's exercise of its option. The bid price of EVRO's common stock on March 29, 1996, was $2.22, consequently the option price would be $2.00. If Stellar were to exercise its option to acquire all of the Special Shares, it would be required to pay THI $1,054,864.

         The Special Shares that Stellar may acquire upon the exercise of its option will be restricted securities, and such Special Shares can be transferred by Stellar either pursuant to the limitations imposed by Rule 144 or without limitation through an effective registration statement relating to such securities.

         To the extent that EVRO redeems the Series D Preferred by issuing shares of THI to the holders thereof, the common shareholders of EVRO who do not also own shares of the Series D Preferred will be diluted, as EVRO will receive no consideration for the issuance of the Series D Preferred shares. To the extent that Special Shares are issued to THI and Stellar exercises its option to acquire the Special Shares from THI, Stellar will benefit from such transaction to the extent that the market price of the shares of EVRO's common stock is greater than the option price that Stellar must pay THI for the Special Shares.

         EXAMPLE: Assume that the "bid" price of EVRO's common stock on June 30, 1996, was $3.75 and the "ask" price $4.00. Applying the formula set forth above, if Stellar exercises its option to acquire the Special Shares on June 30, 1996, the option price will be $2.00 per share (the greater of $2.00 or 50% of the bid price of EVRO's common stock). Stellar would receive a benefit unavailable to other shareholders of EVRO as it would be able to acquire shares of the common stock of EVRO at a substantial discount to the "ask" price of the shares of EVRO; however, the shares acquired by Stellar would be restricted securities, as that term is defined in Rule 144(a)(3), promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and as a result thereof, are not freely transferable by Stellar.

         If the Series D Preferred has not been redeemed by June 30, 1997, the holders thereof shall be entitled to receive a special dividend of shares of EVRO's common stock in an aggregate amount equal to the number of Special Shares held by THI as of June 30, 1997. As long as the Series D Preferred remains outstanding, additional stock dividends shall be payable by EVRO to the holders of the Series D Preferred, beginning July 1, 1998, and continuing each July 1st thereafter until EVRO has redeemed its Series D Preferred, in an annual amount equal to the number of Special Shares transferred to THI during the immediately preceding applicable twelve month period.

         For financial reporting purposes, the business combination between TSSN and EVRO has been accounted for as a reverse purchase acquisition under which TSSN and EVRO have been recapitalized to include the historical financial information of TSSN and the assets and liabilities of EVRO revalued to reflect the market value of EVRO's outstanding shares.

         There have been subsequent amendments to the TSSN Acquisition agreement, the first of which occurred on April 19, 1995, when Stellar agreed to return the 500,000 shares of restricted common stock previously issued to Stellar at the closing of EVRO's purchase of TSSN. EVRO asked Stellar to amend the TSSN Acquisition agreement in order to make the 500,000 shares of common stock available to EVRO for issuance by EVRO pursuant to its 1995 Employee Stock Compensation Plan. Stellar agreed to return the 500,000 shares of common stock to EVRO in exchange for EVRO's agreement to increase, by 1,000,000 shares, the number of shares of EVRO's common stock that EVRO would issue to Stellar at such time as EVRO increased its authorized shares of common stock. Consequently, the number of shares that EVRO was obligated to issue to Stellar for the shares of TSSN increased from 16,759,038 to 17,759,038.

         The then existing members of the Board of Directors of EVRO unanimously approved the amendment to the TSSN Acquisition agreement increasing the number of shares to be issued to Stellar. As originally negotiated, the TSSN Acquisition agreement contemplated that Stellar would own 77.1% of the shares of EVRO's common stock after the closing of the TSSN Acquisition agreement. As a result of the return by Stellar to EVRO of the 500,000 shares of common stock previously issued to Stellar and EVRO's subsequent issuance thereof, Stellar requested that EVRO agree to issue sufficient additional shares so that it would receive the same percentage ownership that it had the contractual right to receive prior to the April 19, 1995 amendment. The resulting agreement by the Board of Directors to agree to issue an additional 1,000,000 shares to Stellar reflects the compromise reached between Stellar and EVRO. The percentage of the common stock of EVRO to be owned by Stellar, after giving effect to the agreement to issue an additional 1,000,000 shares of common stock as a result of the April 19, 1995 amendment to the TSSN Acquisition agreement and after also giving effect to EVRO's issuance of an additional 500,000 shares of the common stock returned to EVRO by Stellar, decreased from 77.1% to 76.4% of EVRO's common stock. On the date that the TSSN Acquisition agreement was amended, April 19, 1995, the bid price of EVRO's common stock was $3.12 and its ask price was $3.25.

         In addition, the April 19, 1995 amendment to the TSSN Acquisition agreement required EVRO to issue to Stellar 500 shares of its Series F Preferred. Each share of Series F Preferred entitles the holder thereof with the right to cast 1,000 votes on any matter requiring the approval of common shareholders. In the event that EVRO issued additional voting securities prior to the time that EVRO had increased the number of shares of its authorized shares of common stock, EVRO agreed to issue additional shares of its Series F Preferred to Stellar in an amount equal in voting rights with any subsequent voting shares of common or preferred stock issued by EVRO. For example, if EVRO issued 300,000 shares of its common stock, EVRO would be required to issue 300 shares of its Series F Preferred to Stellar.

         The shares of EVRO's Series F Preferred are convertible, at the option of Stellar, into shares of EVRO's restricted common stock, on a 1 for 10,000 basis, following an increase in the number of EVRO's authorized shares of
common stock.   Any common stock issued to Stellar as a result of its
conversion of Series F Preferred into EVRO's common stock reduces EVRO's obligation to issue the 17,759,038 shares of restricted common stock that EVRO is obligated to issue Stellar. As of April 26, 1996, Stellar held 1,198.4303 shares of Series F Preferred.

         Pending an increase in EVRO's authorized capital stock, the Series F Preferred was intended to grant voting rights to Stellar similar to those voting rights held by Stellar prior to the April 15, 1995 amendment to the TSSN Acquisition agreement. More specifically, the grant to Stellar of 500 shares of Series F Preferred gave Stellar 500,000 votes (500 shares of Series F Preferred with each share having 1,000 votes per share), the number of votes that Stellar had prior to returning 500,000 shares of common stock to EVRO.
The Series F Preferred also granted Stellar the right to convert the Series F Preferred into common shares at a conversion ratio of 10,000 to 1. By converting the Series F Preferred, Stellar could increase its voting power ten fold, however, any shares of common stock issued to Stellar upon Stellar's conversion of the Series F Preferred decreases, on a one for one basis, EVRO's obligation to issue the 17,759,038 shares of common stock EVRO is obligated to issue to Stellar under the TSSN Acquisition agreement as amended.

         On October 6, 1995, the TSSN Acquisition agreement was further amended to provide that Stellar would, upon the conversion by Stellar of its shares of Series F Preferred, return 2,126,000 shares of the 17,759,038 shares of common stock to be received by Stellar upon EVRO increasing its shares of authorized common stock. Additionally, Stellar agreed to deliver 9,000,000 shares of the common stock to be issued to Stellar upon its conversion of the Series F Preferred to the law firm of Scolaro, Shulman, Cohen, Lawler & Burstein, P.C. ("Scolaro, Shulman"), who agreed to hold the shares in escrow, and would release the 9,000,000 shares, on a pro rata basis, upon EVRO and its sports and shopping-related subsidiaries achieving net earnings of $5,000,000. Any and all shares held in escrow which are not released by the escrow agent to Stellar on or before December 31, 2000, are to be returned to EVRO. Stellar suggested that the TSSN Acquisition agreement be amended to reduce the number of shares that Stellar would receive under the TSSN Acquisition agreement (2,126,000) and to subject an additional 9,000,000 shares to a risk of forfeiture if EVRO's earnings did not meet certain benchmarks, in order to facilitate EVRO's capital raising efforts.

         On February 26, 1996, EVRO and Stellar amended the October 6, 1995 amendment to the TSSN Acquisition agreement to provide that upon the conversion by Stellar of its shares of Series F Preferred, Stellar would return only 1,350,000 shares of the 17,759,038 shares of common stock to be received by Stellar upon EVRO increasing its shares of authorized common stock rather than the 2,126,000 shares that Stellar had earlier agreed to return in the October 6, 1995 amendment. EVRO agreed to this amendment as the basis for Stellar agreeing to the October 6, 1995 amendment was Stellar's understanding that EVRO would be required to issue 2,126,000 shares of its common stock or common stock equivalents to various third parties to assist EVRO in its fund raising efforts. As EVRO was only required to issue 1,350,000 shares to such third parties, the amount of shares to be forfeited by Stellar to EVRO was reduced accordingly.

         The acquisition of TSSN resulted in no immediate tax consequences to EVRO, except that it is likely that EVRO will lose a portion of the tax benefits that it might otherwise have realized from its net operating losses due to the fact that, as a result of the TSSN Acquisition an ownership change will occur, as such term is defined for federal income tax purposes, thereby limiting EVRO's ability to utilize its net operating loss carryforwards.


CHANNEL AMERICA ACQUISITION


         The acquisition agreements between EVRO and Channel America, initially signed on July 13, 1995, provided that EVRO would acquire 100% of the issued and outstanding shares of the capital stock of Channel America. EVRO executed agreements with Channel America on October 10, 1995, in which EVRO agreed to pay $1,000,000 to Channel America and to issue 48,000 shares of EVRO's Series H Convertible Preferred Stock ("Series H Preferred Stock"). Channel America issued 27,500,000 shares of its common stock to EVRO, which represented 51% of the issued and outstanding shares of Channel America's voting stock, after giving effect to the anticipated issuance of additional shares of Channel America's common stock to its creditors pursuant to the anticipated conversion of Channel America's indebtedness described below. Of the $1,000,000 purchase price, $600,000 has been paid as of March 29, 1996 and, the balance was paid by EVRO's delivery of its promissory note, bearing interest at eight percent per annum, the principal and accrued interest of which was due on April 7, 1996. The note has been extended to May 16, 1996 in exchange for EVRO's agreement to issue to Channel America 50,000 shares of its common stock. EVRO has the option to extend the note for an additional 30 days by paying to Channel America an additional

50,000 shares and $50,000. In the event that EVRO is deemed to be in default in the payment of any portion of the purchase price, the percentage of Channel America's shares acquired by EVRO will be reduced pro rata with respect to the percentage of the purchase price actually paid.

         Since October 10, 1995, EVRO has made working capital advances directly to Channel America, or to creditors of Channel America, in the amount of $1,349,000.

         EVRO issued, on October 10, 1995, 48,000 shares of its Series H Preferred Stock to Channel America, for the benefit of shareholders of Channel America other than EVRO, and delivered such shares to Scolaro, Shulman, in its capacity as the escrow agent for the shareholders of Channel America. The Series H Preferred is convertible into 3,764,588 shares of EVRO's common stock. The Series H preferred stock will be held in escrow, pending the conversion, by the holders of an aggregate of 90% of the sum of [i] the face amount of the notes previously issued by Channel America; and [ii] the stated value of the outstanding preferred stock of Channel America. The face amount of the notes and the stated value of the preferred shares is $7,768,533, and, as of December 31, 1996, the holders of 49% of the debt and equity, representing $3,773,229, had converted their debt or equity into shares of Channel America's common stock. Another approximate $2,618,000 (34%) has committed, but has not yet converted. The Series H Preferred will be held in escrow, pending (a) the conversion of an aggregate of 90% of Channel America's notes payable and preferred stock; (b) EVRO increasing its authorized shares; and (c) EVRO registering the shares of common stock underlying the Series H Preferred Stock with the Securities and Exchange Commission.





                   [Balance of Page Intentionally Left Blank]

BUSINESS OF EVRO - Home Shopping and Entertainment Business.


Channel America


GENERAL


         The current business focus of EVRO is to expand its home shopping and entertainment business by expanding its broadcast television network and its home shopping programming. EVRO's partially owned subsidiary, Channel America, currently operates a broadcast television network. As of March 29, 1996, Channel America had 79 affiliates that broadcast its television network, with a potential reach of approximately 32.7 million US households, including 9.2 million direct cable homes and 4.6 million satellite homes. The mix of television stations comprising the Channel America network includes 13 full power, 9 cable and 57 low power stations.

         Channel America generates revenues from affiliate fees, a limited number of direct response clients who pay the network on a per-inquiry basis for orders generated through their commercials, and from paid programming. Channel America also generates non-cash revenues from barter transactions where it acquires programming in exchange for airtime on the network. Channel America's primary expenses are costs associated with formatting and transmitting its programming to its affiliates, principally "master control services", uplink costs and satellite communication fees. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION".

CURRENT PROGRAMMING

         Channel America, which began broadcasting in October 1988, provides syndicated and first-run programming and movies 24 hours a day, seven days a week. Currently, its programming consists of the following:

Public domain movies: "Classic" black and white movies including movies starring Fred Astaire, Cary Grant, John Wayne, Roy Rogers, Gene Autry and The Three Stooges. Channel America owns approximately 750 movies in its library. This aspect of its programming accounts for approximately 30% of its air time.

Vintage Television: Vintage Television is comprised of shows for which, in most cases, the copyright has expired. Channel America has approximately 170 hours of 1950's television which include series such as Sherlock Holmes and Ozzie & Harriet. This aspect of its programming accounts for approximately 10% of its air time.

Sports and Exercise Programming. This programming represents first run sports, including basketball and soccer events and series such as Scuba World and Golf Doctor. This aspect of its programming accounts for approximately 15% of its air time.

Talk and Entertainment Shows. These are shows that have not appeared on any other network before Channel America. Among the talk and entertainment shows on the network are programs such as

"Shirley", "The David Spatz Show" and "Hollywood Update with Barry Zevan". This type of programming accounts for approximately 12% of Channel America's air time.

Children's Shows. Children's programming includes shows such as Kosmic Korner and Roger Rock Videos and constitutes approximately 12% of Channel America's airtime.

Paid Programming. The predominant number of paid programmer hours are purchased by infomercial program providers, music program providers (e.g. variety, gospel, country-western) and religious program providers. Combined, such programming currently constitutes approximately 20% of airtime.


FUTURE PROGRAMMING  -- THE "HOMETOWN NETWORK"

         Channel America has adopted a new strategy that it hopes will distinguish it in the television market place. This strategy involves a programming and marketing approach geared to making the network more attractive to present and prospective affiliates, viewers and ultimately to national and local advertisers. Management envisions Channel America as becoming the "hometown network" and expects its affiliates to become the "hometown channel," with the network offering stations a structure and programming that is consistent with this identity. The key component of this strategy is "localizable" programming, in which a locally introduced segment may be inserted into the network program thereby providing the program with a local flavor. The secondary component of this stragegy is to "brand" each program block with a sponsor, similar to 1950 type programming where the television show often had an advertiser's name associated with the television show.

         Another aspect of the hometown network will be national events or competitions which will have corresponding local events or competitions coordinated by the affiliates and customized for the affiliate markets.

         Channel America has tested this format in certain markets with shows titled the "Hometown Matinee" and "The Round-Up". The Hometown Matinee consisted of two features with hosted wrap-arounds and both national and localizaeable giveaways. The Round-up consisted of a serialized western and feature, again with hosted wrap-arounds and both natioanal and localizeable giveaways. Management believes that classic movies can attract an audience if re-packaged for both viewers and advertisers.

         Channel America has limited experience in localizable programming and the development of original programming in general. Accordingly, and because of Channel America's continuing liquidity problems, there can be no assurance that the Hometown Matinee and Afternoon Round-Up will continue beyond its limited distribution or that Channel America will produce any future programming to implement its hometown strategy or, if produced, that such programming will be successful. Channel America will continue to air non-localizable programming throughout the network schedule, including syndicated programming, sports and other events, movies and original programming created by independent producers.

         Channel America intends to pursue programming relationships with independent producers and syndicators in order to bring first run programming to the Channel America network. Channel America hopes to pursue a network programming relationship with a movie or television studio that would also use the network to test programs, formats and talent. The studio could also feed programming not presently in syndication to Channel America for broadcast over the network. Channel America also intends to expand its original production efforts if and when it has its own production facility/broadcast center or in conjunction with another television production entity. However, there can be no assurance that Channel America will be successful in developing a programming relationship, or ever have its own production facility/broadcast center or enter into such programming relationships.

         As previously mentioned, it is EVRO's intention to expand Channel America's programming by incorporating TSSN's home shopping shows. It is estimated that TSSN's programming will constitute approximately 25% of Channel America's programming by late 1996. EVRO also intends to further diversify Channel America's programming by introducing game shows and high-tech animation programming. To that end, EVRO has entered into negotiations with SBI Communications, Inc. to develop a "bingo" game show and EVRO has entered into a joint venture agreement with MIT-F/x, Inc. to develop computer animated television movies and multi-episode programming.

AFFILIATES

         In order to distribute Channel America's programming, it must enter into agreements with broadcast stations and/or cable system operators. Typically, affiliation agreements entered into by Channel America have a one year term, with automatic, successive one-year renewals in the absence of written cancellation by either party. In most instances, the agreements are cancelable by the affiliate upon 30 days notice. Historically, the affiliate stations generally paid a monthly fee of $250 during the first 12 months and $500 during the balance of the two-year term. In many instances, Channel America waived all or a portion of the monthly fees for specified periods of time to attract affiliates in desirable markets. Currently, Channel America has had to waive the fee entirely. These waivers and discounts are offered to affiliates that Channel America believes provide good opportunities for revenue generation through the sale of advertising and enhancement of the network's image as a national network. In addition, Channel America retains six minutes of the 12 minutes of the advertising time that is available every hour. Although most of Channel America's affiliates have signed agreements, there can be no assurance that an affiliate, even if contractually bound, will continue to air Channel America's programming for the full term of the agreement, or that Channel America will have the resources to take action against those affiliates who refuse to honor their obligations.

         By waiving affiliation fees and providing programming through a barter system by which affiliates are able to obtain quality programming without any significant cash outlay, Channel America believes that it will be successful in signing additional affiliates.

         As of March 29, 1996, Channel America had 79 affiliates consisting of 13 full power television stations, 57 low power television ("LPTV") stations and 9 local cable systems currently on the air. Each station is located in an "Area of Dominant Influence" ("ADI"), a geographic market design that defines and measures each television market based on the number of households in each market. A full power television station is a station whose signal can be received in all areas of an ADI, while a LPTV station's signal can only be reached in a portion of an ADI. Twelve of the thirteen full power stations and 31 of the LPTV stations are also carried on local cable systems. Although most stations in the Channel America network are LPTVs, with a local broadcast radius of 15-25 miles, Channel America has increased its focus on signing full power independent television stations and direct cable affiliates to its network.

         Many of the affiliates only broadcast a portion of Channel America's programming.. In addition, the affiliates that are not carried on local cable systems cannot be viewed by cable subscribers who do not disconnect the cable receiving device. Channel America will continue to market its network to new affiliates in areas not now being served by the network. Although Channel America has increased its focus on seeking full power television stations, it will continue to add LPTVs or additional cable systems in those markets in which it is impossible to attract a full power station.

MARKETING AND DISTRIBUTION

         In order for a network to be able to transmit its programming to an affiliate, the network must be able to format its programming in such a manner to be able to transmit the programming to a communications satellite for further distribution to the affiliates. The formatting process, known as the "master control" services is generally performed in-house by the network. On September 15, 1992, Channel America entered into a five-year agreement with IDB Communications Group, Inc. ("IDB"), to provide master control services. IDB also has uplink transmission facilities located in Los Angeles, California, that transmits the formatted programming of Channel America to a communications satellite for further distribution to its affiliates. Channel America was delinquent in paying for the services provided by IDB in the approximate amount of $400,000, renegotiated the terms of the initial agreement and is currently obligated to pay a monthly fee of $42,790 for IDB's primary services, which includes payments towards the delinquent amounts owed IDB. The monthly payment under the IDB contract increases to $44,950 from September 1996 through September 1997. Additional services are provided by IDB at an hourly rate ranging from $65 per hour to $187.50 per hour.

         Channel America has entered into an agreement with AT&T to provide satellite transmission services to Channel America at a cost of $130,000 per month. Channel America is currently 60 days past due on its payments to AT&T.

         Channel America's signal is received by its broadcast and cable affiliates, who then transmit it to their respective viewers, however, viewers with satellite dishes can access the network directly by turning to the proper satellite coordinates.

COMPETITION

         Competition for viewers among companies providing programming services via broadcast and cable networks is intense. Channel America competes for advertising revenues and sources with other broadcast networks, cable programming services, local over-the-air television stations, and the print media, most of which have significantly greater financial, production and operational resources.


GOVERNMENT REGULATIONS

         The distribution of television programming through the Channel America network is subject to FCC regulations. The Federal Communications Act, and the rules promulgated pursuant thereto, require that prior to the transfer of control or assignment of a broadcast network, the proposed transfer or assignment must receive the approval of the FCC. A transfer of control occurs when any individual stockholder, family group or any group in privity gains or loses affirmative or negative control. Affirmative control means control of more than 50% of the voting stock; negative control consists of control of exactly 50% of the voting stock. Channel America monitors compliance with these requirements.

         Cable television is regulated by both the FCC and municipalities and counties. As defined by the FCC, cable television originates from a cable system facility consisting of closed transmission paths and associated signal generation, reception and control equipment that is designed to provide cable service, which includes video programming, to multiple subscribers within a community. Many municipal governments require that local cable operators originate their own programming, which is referred to as "community access" television or "local origination" television. Broadcast television generates revenues from advertising sales, paid programming and direct response advertising. Cable television generates revenues from advertising sales, subscriber payments and direct response advertising.

TSSN AND TSC

GENERAL

         The other aspect to EVRO's home shopping and entertainment business is its television shopping network that EVRO operates through its wholly owned subsidiaries, TSSN and TSC. TSSN specializes in marketing sports memorabilia, apparel and related merchandise and TSC specializes in jewelry and other collectibles, and both will sell their respective products through Channel America's network. Television shopping, as a form of business activity, has been the subject of rapid development and expansion over the last decade and may, by the turn of the century, become a major component of retailing in the world marketplace. Television shopping began with the offering of a variety of products by such companies as QVC and Home Shopping Network, each of which began as a start-up venture that have seen their respective annual sales expand to more than $1 billion currently. Others, including major conventional retailers, are entering the business. It is this marketplace, now estimated as having annual retail sales of more than $2.5 billion, in which TSSN and TSC intend to participate, by taking advantage of perceived strategic advantages that it can market in competition with the current market leaders.

         It is management's opinion that barriers to entry in this market have been significantly reduced due to the anticipated expansion of basic cable channels which will be provided to the viewing public. It is estimated that 500 or more channels will be available to the more than 60 million cable households who tune in each day. As a result, a window of opportunity exists to create an entertaining shopping show which will be attractive to television executives and home shoppers alike. Television executives will be challenged to identify low cost yet entertaining programs to retain and expand their audiences. In that regard, TSSN's business plan is to focus its prime time telecast hours to capitalize on the marketing of sports-related products from sporting goods manufacturers, as well as highlighting its own sports memorabilia and apparel line, whereas TSC initially intends to limit its programming to the sale of jewelry and related products. During off-peak hours, TSSN will provide sports products of general interest to appeal to the broad range of viewers in these time slots. TSSN and TSC will also seek to provide a source of income to the stations that carry their broadcast by offering a percentage of the gross revenues that it generates from their viewing audiences.

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

MARKETING AND COMPETITION

         The home shopping television programming business is highly competitive, dependent upon and subject to technology advancements and requires the availability of substantial capital. The annual sales of Home Shopping Network and QVC represent 80% or more of the aggregated retail sales of the television home shopping market. In 1993, Home Shopping Network had gross sales of over $1 billion and QVC had gross sales of over $1.2 billion. Home Shopping Network is currently broadcasting to just over 60 million homes, and QVC is in just under 53 million homes. Both stations sell sports memorabilia, on a limited basis, mostly in the form of collectible cards, (baseball, football, basketball and hockey). QVC also sells baseball cards and other assorted memorabilia and generally concentrates on higher quality products at higher prices than Home Shopping Network. In addition, there are a number of smaller companies which offer shop at home programming on satellite and directly to broadcasting stations and cable networks on a part-time basis. The financial and operating resources of more established providers of television shopping services are far superior to those of TSSN and TSC, potentially enabling them to outbid TSSN or TSC for available broadcast time. Moreover, if TSSN's or TSC's programming orientation or other methodologies by which it will seek to secure broadcast space are successful, it can expect to find larger providers offering similar products at highly competitive prices and margins within the market segment staked out by TSSN and TSC.

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

BUSINESS OF EVRO - RV CAMPGROUND BUSINESS.


THI

         THI was formed in January 1995 as a wholly owned subsidiary of EVRO. THI owns all of the assets that were owned by EVRO prior to March 14, 1995, the date that EVRO acquired TSSN (the "TSSN Acquisition"), and constitute EVRO's RV Campground business, which is operated through its wholly-owned subsidiaries, Treasure Rockhound and Tres Rivers.


TREASURE ROCKHOUND AND TRES RIVERS

         Treasure Rockhound operates nine recreational ranches in four southwestern states. Its private membership organization, Camper Ranch Club of America ("Camper Ranch Club"), is now in its 23rd year of offering its approximately 4,600 dues-paying members, primary RV travelers, daily or long term leases on improved campsites at its various ranch locations. Treasure Rockhound owns approximately 5,200 acres and leases approximately 13,000 acres from individuals, cities, states and the federal government.

         Treasure Rockhound caters to a growing trend in which RV travelers search out remote locations in naturally pristine areas of the country.
Ranches are located in valleys, on mountains or near lakes or rivers and offer RV travelers a different climate and culture in which to enjoy their leisure time. Members of the Camper Ranch Club have year-round access to all of the fully managed Treasure Rockhound ranches which provide electric and water hookups for their convenience and the opportunity to explore the natural beauty surrounding all ranch locations.

         Tres Rivers is a 46 acre RV campground in Glen Rose, Texas located approximately 55 miles southwest of Dallas/Fort Worth. Tres Rivers' RV facilities can accommodate approximately 500 RVs. Tres Rivers also offers tent camping, cabin rentals and meeting and entertainment facilities. Located on a scenic junction of three rivers, Tres Rivers offers various water recreation opportunities.

         Treasure Rockhound and Tres Rivers compete with all other RV campgrounds in the southwest United States. Treasure Rockhound and Tres Rivers advertise in various recreational and camper magazines and Treasure Rockhound has expanded and improved several of its ranches in an effort to attract new interest to Camper Ranch Club. Tres Rivers also has improved its facilities in an attempt to expand its business. EVRO believes that Treasure Rockhound and Tres Rivers will continue to hold its market share in the highly competitive recreational camping business.

EMPLOYEES

         The following table sets forth the employees of EVRO and its subsidiaries as of March 29, 1996.

               Company                    Full Time             Part Time               Total
         ------------------------------------------------------------------------------------
                EVRO                          2                                           2

              TSSN/TSC                        5                                           5

          Channel  America                    8                                           8

                 THI                          5                                           5

         Treasure Rockhound                   17                   20                     37

             Tres Rivers                      6                     3                     9
         ------------------------------------------------------------------------------------
                Total                         43                   23                     66



MANAGEMENT AGREEMENT WITH STELLAR

         Stellar provides management, financial, administrative and marketing services to TSSN pursuant to a Management and Services Agreement, wherein Stellar is obligated to provide to TSSN personnel, supplies, equipment, administrative and accounting services, management expertise, and other resources. During the twelve months ended December 31, 1995, and 1994, Stellar billed TSSN $1,150,000 and $760,000, respectively, for such management and accounting services performed on TSSN's behalf, based upon estimated time and charges incurred by Stellar on TSSN's behalf. Management believes that the fees charged to TSSN by Stellar approximates the costs that would have been incurred by TSSN if it had operated on a stand alone basis.

         As of December 31, 1995, Stellar was owed $430,000 by EVRO principally for amounts owed to Stellar under the management agreement between TSSN and Stellar, which amounts do not bear interest.


ITEM 2.  DESCRIPTION OF PROPERTIES.

         EVRO's and THI's principal offices are located at 1509 South Florida Avenue, Suite 3, Lakeland Florida 33803. These premises, comprising approximately 2,500 square feet, are leased by Treasure Rockhound under a three-year lease. Treasure Rockhound also leases, on a month to month basis, a 1,500 square foot office facility at 3701 Waukegan Drive, Conroe, Texas 77301.

         Treasure Rockhound owns approximately 5,200 acres and leases approximately 13,000 acres from individuals, states and the federal government. Only a portion of these acres are utilized by Camper Ranch Club. To a large extent, much of the land could be leased to ranchers or sold; however, EVRO is not aggressively seeking buyers at this time as it is the goal of EVRO to expand the ranches in the future. Tres Rivers owns a 46-acre recreational vehicle campground located in Glen Rose, Texas.

         THI owns a 160 space mobile home park located in Alliance, Nebraska and a 46 acre tract of unimproved real estate located in Boulder, Colorado.

         Channel America's principal offices are located at 397 Boston Post Road, Darien, Connecticut 06820. These premises, comprising approximately 3,000 square feet, are leased by Channel America under a three-year lease. EVRO feels that its leased facilities are adequate for its current level of activity.


ITEM 3.  LEGAL PROCEEDINGS

         Genesee Cattle Co. has threatened to file a lawsuit against EVRO, seeking to collect $298,000, the sum of the amounts due under a promissory note issued by EVRO ($248,000) and a consulting agreement between Genesee Cattle Co. and EVRO ($50,000). EVRO has accrued the amount owed to Genesee Cattle Co. and intends to satisfy its obligations to Genesee Cattle Co. at such time as EVRO has available cash resources.

         EVRO is the subject of an informal private inquiry which has been initiated by the staff of the SEC. The actions under examinations apparently involve the sale by EVRO of shares of its common stock at prices lower than that described in its private placement memorandum dated December 17, 1992; its failure to modify favorable press statements when EVRO became aware that the initial statements were no longer accurate; the allegedly improper registration of shares under Form S-8 registration statements; and the allegedly improper reliance upon the transactional exemption afforded by Regulation S, in connection with several separate offers and sales of shares of its common stock. The staff of the SEC has yet to file a formal complaint against EVRO and EVRO's management does not believe that EVRO has violated the federal securities laws.

         On September 8, 1995, the Company received notice from the Osceola County, Florida Clerk of Circuit Court, of a default judgement filed against International Sports Collectibles, Inc., a wholly owned subsidiary of TSSN, and Stellar, in favor Dreams Franchise Corporation, a California corporation, on November 28, 1994 in the amount of $117,492. This liability has been recorded and is included in accounts payable as of December 31, 1995.

         There are various judgments and lawsuits pending against inactive subsidiaries of EVRO, including TGHC, Inc. f/k/a Good Health Channel, Inc.; and Lintronics, however, EVRO has no responsibility for such judgments.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During EVRO's 1995 fiscal year, no matters were submitted to a vote of EVRO's shareholders.

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

                                    1994                      HIGH                      LOW
                                    ----                      ----                      ---
                           First Quarter                      $2.56                    $0.88

                           Second Quarter                     $1.31                    $0.63

                           Third Quarter                      $1.13                    $0.50

                           Fourth Quarter                     $0.53                    $0.16


                                    1995                      HIGH                      LOW
                                    ----                      ----                      ---
                           First Quarter                      $2.63                    $1.19

                           Second Quarter                     $3.75                    $1.19

                           Third Quarter                      $3.06                    $0.75

                           Fourth Quarter                     $2.69                    $1.03



         The prices for 1994 do not reflect a 1:20 reverse stock split effective January 26, 1995.

(B)      APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

         As of March 29, 1996, the number of shareholders of record of EVRO's common stock was approximately 2,400.

(C)      DIVIDENDS

         EVRO has never paid cash dividends on its common stock. Payment of dividends is within the discretion of EVRO's Board of Directors and will depend on, among other factors, earnings, capital requirements and the operating and financial condition of EVRO. At the present time, EVRO anticipates retaining future earnings, if any, in order to finance the development of its business activities. The holders of EVRO's common stock as of the record date of March 27, 1995, were issued a stock dividend consisting of EVRO's Series D Convertible Preferred Stock ("Series D Preferred Stock") which has limited voting rights. EVRO has the right, but not the obligation, to redeem the Series D Preferred Stock in exchange for all of THI's issued and outstanding capital stock.

         EVRO is required to pay a stock dividend to the holders of its Series D Preferred Stock as more fully discussed above. As of December 31, 1995, the accrued dividend totaled 426,417 shares of common stock payable to the holders of EVRO's Series D Preferred Stock.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW OF EVRO PRIOR TO THE TSSN AND CHANNEL AMERICA ACQUISITIONS

         In anticipation of the closing of the TSSN acquisition in March 1995, EVRO formed a wholly owned subsidiary, THI, and EVRO contributed to THI all of the assets that were owned by EVRO prior to the TSSN acquisition. Pursuant to the agreement between EVRO and Stellar (the former owner of TSSN) setting forth the terms of the TSSN acquisition (the "TSSN Acquisition Agreement"), the holders of record of EVRO's common stock as of March 27, 1995, were issued a stock dividend consisting of EVRO's Series D Preferred, which has limited voting rights. EVRO has the right, but not the obligation, to redeem the Series D Preferred in exchange for all of THI's issued and outstanding capital stock.

         EVRO previously had two business segments, a health related business segment and a recreational business segment. EVRO operated the health related business segment through Lintronics, TGHC, Imaging, and EVRO Trading. During the last quarter of EVRO's 1994 fiscal year, EVRO discontinued the business operations of its health related business segment (other than winding-up activities), effective as of December 31, 1994.

         EVRO's recreational business segment is comprised of the ownership and operation of RV campground facilities and EVRO conducts such operations out of its subsidiaries, Treasure Rockhound and Tres Rivers.

RESULTS OF OPERATIONS

         The following is a discussion of EVRO's results of operations for 1994 and 1995. EVRO's net loss increased from $1,703,000 in 1994 to $7,899,000 in 1995. The increase is primarily attributable to (1) the loss from operations of $1,078,000 of THI (historic EVRO) for the period March 1, 1995 through December 31, 1995 including the amortization of goodwill of $170,000 (this loss was incurred in the business historically operated by EVRO), (2) the loss from operations of $1,096,000 of Channel America for the period October 1, 1995 through December 31, 1995 including the amortization of goodwill of $141,000,
(3) increase in corporate overhead of $1,590,000, including accounting, legal and financial consulting services and other costs to support EVRO's acquisitions and financial activities of $1,265,000, (4) the loss on the sale of sports memorabilia in January and February 1995 of $231,000, (5) an uninsured jewelry and gem stone inventory theft loss of $538,000, and (6) interest and other financing costs associated with 1995 borrowings of $857,000, and (7) costs associated with convertible debenture modifications and defaults of $1,318,000, partially offset by a reduction in management and accounting services of $390,000.

         EVRO's net loss per share decreased from $(3.62) in 1994 to $(3.37) in 1995. The decrease in loss per share in 1995 from that reported for 1994 reflects the change in the average common shares outstanding caused by the issuance of additional shares of common stock.

         Revenues, listed as "Rental, memberships, and other revenues" on EVRO's Consolidated Statements of Operations, in the amount of $1,070,000, reflect the operations of EVRO's RV campgrounds (historic EVRO and its subsidiaries) since March 1, 1995. Programming and advertising revenues, in the amount of $389,000, reflect the operations of Channel America since October 1, 1995. Revenues from product sales totaling $177,000, reflect sales of sports memorabilia through a contractual arrangement with VIA TV Network located in Knoxville, Tennessee during January and February 1995. EVRO received revenues from the sale of sports memorabilia during November and December 1994 through Via TV of $49,000. The increased revenues received from product sales in 1995 resulted from additional cable distribution on the Nostalgia Network.

         Cost of sales and revenues is comprised of the costs associated with the RV campgrounds, totaling $734,000; Channel America, totaling $685,000; and, sports memorabilia, totaling $260,000 (inclusive of a provision for inventory obsolescence and write down to market value of $95,000). The cost of sales associated with the sports memorabilia was approximately 30-35% higher than would normally be expected due to product selection and high product costs directly attributable to the initial low sales volume levels. Channel America incurred a negative gross margin of $296,000 for the period October 1, 1995 through December 31, 1995, primarily attributable to unsold advertising time.

          Selling, general and administrative expenses for the year ended December 31, 1995 totaled $951,000 for RV campground operations, $552,000 for operations of Channel America, $1,833,000 for the shopping operations, including an uninsured jewelry theft loss of $538,000, and $1,590,000 for corporate expenses and consulting services and other costs incurred in support of EVRO's acquisition and financing activities. EVRO is currently reviewing all of its insurance requirements and policies to assure that its insurance coverage is adequate.

         During the years ended December 31, 1994 and 1995, Stellar billed TSSN $1,150,000 and $760,000, respectively, for management and accounting services performed on TSSN's or EVRO's behalf. Stellar charged TSSN based upon estimated time and charges incurred by Stellar on EVRO's behalf. Management believes that the fees charged to EVRO and TSSN approximate the costs that would have been incurred by TSSN if it had operated on a stand alone basis.
For the year ended December 31, 1994, TSSN accrued interest at 7% per annum ($80,444) on a note payable to Stellar dated December 31, 1993 in the principal amount of $1,258,116. The note and accrued interest was satisfied by TSSN's issuance of common shares to Stellar.

         Interest expense of $1,048,464 for the year ended December 31, 1995 includes (a) additional consideration of $559,000 on certain loans paid by issuance of 50,000 shares of Series C Convertible Preferred Stock and 1,000 shares of Series I Convertible Preferred Stock, and (b) amortization of loan costs incurred in connection with issuance of the convertible debentures of $6,000. Costs associated with convertible debenture modifications and defaults were comprised of (1) penalty principal added to the face value of the Debentures of $170,000 resulting from the Company not obtaining shareholder approval for an increase in the Company's authorized common stock by certain dates, (2) the adjustment of liability on debentures in default from the adjusted face values to their mandatory redemption values, and (3) the write off of related loan costs regarding debentures in default of $175,000.

         EVRO's subsidiary, TGHC, received a promissory note in exchange for the sale of substantially all of the assets of TGHC. As the ultimate collection of the contingent promissory note is uncertain and largely dependent upon the success of the acquiring entity, Better Health Network, Inc., establishing future profitable operations, EVRO utilized the cost recovery method of accounting for this transaction. The payments received pursuant to the promissory note, which are based on a percentage of the sales generated by Better Health Network, will be recognized as income upon receipt. As of December 31, 1995 no income had been recognized by EVRO.


PLAN OF OPERATION


TSSN AND TSC

         TSSN and TSC are considered to be in the development stage as defined in Financial Accounting Standard No. 7. TSSN is engaged in the development of a television shopping network marketing its products through satellite, television broadcast stations and cable networks. TSSN anticipates that it will recommence broadcasting of its shopping programming in 1996. Initially, TSSN will market jewelry, gemstones, non-sports collectibles and other general merchandise through

TSC. The marketing of sports memorabilia, apparel and related merchandise by TSSN will begin shortly thereafter.

         In November 1994, TSSN initiated the sale of sports memorabilia on a limited basis (6 to 21 hours per week) through a contractual arrangement with ViaTV Network located in Knoxville, Tennessee. Initially the broadcast was limited to satellite only homes; however, beginning in January 1995, TSSN sales programming was broadcast over the Nostalgia Network for 6 hours per week. While these sales activities confirmed, in management's opinion, the viability of TSSN's programming, the operations were discontinued in late February 1995 until TSSN could independently obtain broadcasting capability and distribution at more favorable economic costs. In January 1996, TSC initiated the sale of jewelry, gem stones and non-sports collectibles on a limited basis. The shopping broadcast was limited primarily to satellite only homes. In late February 1996, EVRO temporarily discontinued the operations of TSC at its Altamonte Springs, Florida television studio facility in order to relocate and consolidate its shopping program operations with the operations of Channel America. EVRO anticipates that it will operate from facilities located in California, however, EVRO has yet to obtain such a facility. Upon the consolidation of EVRO's television operations at one studio facility, TSSN will relaunch its shopping programming on Channel America during late evening hours, seven days a week.

CHANNEL AMERICA

         Channel America, a broadcast television network, enhances EVRO's business plan by affording EVRO a means to distribute TSSN's programming, and, additionally, expands EVRO's entertainment business to include a television network. Channel America currently broadcasts its programming 24 hours per day through its television network which, as of March 29, 1996, is comprised of 79 affiliates with a potential reach of approximately 32.7 million US households, including 9.2 million direct cable homes and 4.6 million satellite homes. EVRO intends to initially commence broadcasting the programming of TSC, 6 hours per day, seven days per week on Channel America's network. Thereafter, EVRO anticipates expanding such programming to 12 hours per day, seven days per week.


         CASH REQUIREMENTS. EVRO is currently unable to meet its cash requirements and will need approximately $5,700,000 to continue the execution of its business plan through the next twelve months including (1) $3,000,000 to satisfy its existing cash needs, including $200,000 for the repayment of existing bridge loan; (2) $1,295,000 for its anticipated cash needs in the next twelve months; (3) $430,000 to complete payments for WinSAT and Channel America; (4) $675,000 for working capital to be utilized in the operations of Channel America; and (5) $300,000 for THI's debt and operations. EVRO plans to obtain funds to satisfy its cash requirements from the issuance of its capital stock or from issuance of its debt securities, however, EVRO currently has no commitments to receive either debt or equity financing and no assurance can be given that EVRO will be successful in obtaining additional equity or debt funding.

         EXPECTED PURCHASE OF EQUIPMENT FROM WINSAT. In furtherance of TSSN's plans to acquire the ability to transmit its programming, EVRO, on April 26, 1995, entered into an agreement to merge TSSN with America's Collectibles Network, Inc. ("ACN"), which agreement was subsequently terminated due to ACN's inability to obtain audited financial statements. Upon the termination of the ACN agreement, EVRO, again, in an effort to obtain the ability to transmit its programming, on August 25, 1995, executed an agreement to merge with WinSAT Communication Corporation ("WinSAT"), a Florida corporation based in Largo, Florida, into a wholly owned subsidiary of EVRO, in exchange for $60,000 cash and the requisite number of shares of EVRO's preferred stock (of a series of preferred stock to be designated) which preferred stock will be convertible into 86,000 shares of EVRO's common stock on the date that EVRO increases its authorized shares of common stock. While the original agreement lapsed, on January 13, 1996, EVRO executed a new agreement with WinSAT to purchase the assets of WinSAT, principally three mobile satellite uplink facilities valued at $620,000 for (1) $30,000 in cash; (2) the requisite number of shares of EVRO's preferred stock (of a series of preferred stock to be designated) which shall be convertible into 230,000 shares of EVRO's common stock on the date that EVRO increases its authorized shares of common stock; and (3) the assumption of a note payable for $130,000. The closing of the asset purchase agreement was conditioned upon TSC entering into an employment agreement with Frankie S. Winsett, the President of WinSAT. WinSAT currently owns two uplink trucks. The January 13, 1996 agreement has also lapsed, however, EVRO is presently negotiating a modified transaction with WinSAT. EVRO entered into the asset purchase agreement with WinSAT primarily to obtain WinSAT's uplink facilities and the services of Mr. Winsett who has experience in satellite communications and broadcasting in the television industry. The acquisition of the uplink facilities together with the employment agreement with Mr. Winsett will provide EVRO and TSC with the capability to broadcast programming through the mobile satellite uplink facilities.

OUTLOOK

         EVRO has established the following objectives to achieve profitable operations in 1996, all of which assume that EVRO will raise approximately $10,000,000 through the sale of EVRO's debt or equity securities. To date, EVRO has no commitment to receive such funding, nor can there be any assurance that EVRO will be successful in its capital raising efforts. If EVRO is successful in its capital raising efforts, it expects to:

         1. Strengthen its management team, including recruiting experienced Chief Operating Officers for both EVRO and Channel America;

         2. Consolidate the operations of Channel America and TSSN/TSC into a television studio facility in California. This consolidation will provide for considerable cost savings as it will allow for the use of common uplink and transponder facilities, as well as reducing related overhead costs;

         3. Obtain Nielsen ratings of Channel America's programming to facilitate the sale of advertising time to national advertisers;

         4. Enhance the programming of Channel America through joint ventures with partners such as MIT-F/x, Inc. to distribute a computer animated television series called W.I.N.G.S. Angela and SBI Communications to broadcast an interactive live television bingo game show; and

         5. To further diversify the geographic regions and seasonal variations of its RV park division, the Company is currently negotiating the purchase of a fully developed RV park and campground in the northeast United States, which includes approximately 400 sites.


LIQUIDITY AND CAPITAL RESOURCES


         EVRO has incurred operating losses in 1994 and 1995, of $1,703,000 and $7,899,000, respectively, which have adversely reduced EVRO's liquidity and capital resources. In addition, TSSN and Channel America will require a substantial capital infusion to fully establish their respective operations. EVRO anticipates that it will continue to incur losses throughout its 1996 fiscal year.

         In October and November, 1995 EVRO issued $1,000,000 of its 8.5% Convertible Debentures due October 31, 2000 and $500,000 of 9.5% Convertible Debentures due November 27, 2000 (the "1995 Debentures"). The holders of the 1995 Debentures can convert any or all of the original principal amounts of the 1995 Debentures into shares of EVRO's common stock, at a conversion price per share equal to 50%-65% of the average closing bid price of EVRO's common stock during the five business days immediately preceding the conversion date or immediately preceding the date the 1995 Debenture was acquired, whichever is lower.

         The 1995 Debentures, as amended, provided for additional common stock of EVRO to be issued, if EVRO failed to timely obtain shareholder authorization to increase its authorized shares of common stock necessary to satisfy EVRO's conversion obligation under the 1995 Debentures. Since EVRO did not timely obtain authorization to issue additional shares, EVRO recorded additional principal due on the 1995 Debentures of $170,000 as of December 31, 1995.

         The 1995 Debentures provided that EVRO would be required to redeem the 1995 Debentures, for cash, at their common stock equivalent value ($3,068,567), if EVRO had not increased its authorized common stock on or before a date 90 days after the 1995 Debentures were issued. Consequently, due to the failure of EVRO to increase its authorized common stock on a timely basis, EVRO became obligated to redeem the 1995 Debentures for cash, during the first quarter of 1996. EVRO has obtained extensions from the mandatory redemption provisions from the holders of approximately 46% of the 1995 Debentures and is negotiating with the remaining holders for similar extensions.

         During the period January 11, 1996 through February 8, 1996, EVRO issued additional 8.5% Convertible Debentures aggregating $3,040,000 (the "1996 Debentures"). The 1996 Debentures have conversion provisions similar to the 1995 Debentures, and, as of April 26, 1996, the common stock equivalent value of the 1996 Debentures aggregated $4,881,653. As of April 26, 1996, EVRO is currently negotiating the extension of the mandatory redemption dates with all of the 1996 Debenture holders, having obtained extensions from the holders of approximately 20% of the 1996 Debenture holders.

         On November 1, 1995, pursuant to a Stock Purchase Agreement, EVRO sold to an accredited investor, 50,000 shares of Series C Preferred for $500,000. The buyer has an option, for a period of six months following the date of issuance, to put the shares back to EVRO at a redemption price of $10.00 per share. As security for the agreement by EVRO to buy back any shares put to EVRO, EVRO has pledged all common shares of Channel America owned by EVRO and 40 shares of EVRO's Series J Convertible Preferred Stock ("Series J Preferred"), representing the equivalent of 2,000,000 common shares upon conversion. In addition, EVRO entered into a five-year consulting agreement, as amended, with Southern Resource Management, Inc., of which the investor is president. The amended agreement provides for payments of $100,000 on February 8, 1996; $25,000 on March 15, 1996; and $125,000 each on November 1, 1996, 1997, 1998 and 1999. EVRO shall deliver to the consultant, on or before March 15, 1996, either a letter of credit in the amount of $400,000 or a "Satisfaction Payment" of $400,000 in cash. EVRO has pledged 60 shares of EVRO's Series L Preferred, representing the equivalent of 3,000,000 common shares upon conversion, as security for payment of the Satisfaction Payment of $400,000. In addition, D. Jerry Diamond and Daniel M. Boyar personally guaranteed the obligations of EVRO pursuant to the Stock Purchase Agreement and Consulting Agreement. The Company paid to Southern Resource Management, Inc., $100,000 on February 8, 1996 and $190,000 on March 25, 1996. However, the
Company has not delivered to Southern Resource Management, Inc., the aforementioned letter of credit or "Satisfaction Payment." Thus, the Company is in default under the terms of the agreement and Southern Resource Management, Inc. may elect to accelerate all of the payments as a result of the default.

         During the first quarter of 1996, the Company sold 15,000 shares of Series C Preferred Stock and 17 shares of Series K Preferred Stock for $787,500, net of sales commissions of $212,500.

         EVRO used the $4,472,000 that it received from the issuance of its Debentures and sale of preferred stock in the following manner: (1) repayment of a bridge loan which was utilized to fund the initial deposit on Channel America acquisition ($252,000); (2) additional payments to Channel America for its acquisition ($400,000); (3) advances to Channel America for payment of amounts due on its satellite and transmission contracts ($1,005,000); (4) other advances to or payments on behalf of Channel America ($345,000); (5) legal and accounting fees incurred to complete certain filings with the Securities and Exchange Commission ($244,000); (6) debt service and working capital to fund the operations of THI ($432,000); (7) payment to Stellar for management and accounting services ($60,000); (8) working capital for operations of TSSN and TSC ($500,000); (9) working capital for corporate overhead operations ($344,000); (10) repayment of outstanding debt, the proceeds of which were previously used for working capital purposes ($350,000);
(11) consulting services ($290,000); and (12) the redemption of previously issued shares of EVRO's Series C Preferred ($250,000).

         EVRO is currently experiencing a significant deficiency in working capital and Channel America and TSSN (EVRO's primary future operating subsidiaries) have operated since their inception with a negative working capital position. As of December 31, 1995, EVRO had current assets of $297,201 and current liabilities of $10,976,956, or a working capital deficiency of $10,679,755. EVRO is currently in default on various notes payable aggregating approximately $5,500,000. These factors raise substantial doubts as to EVRO's ability to continue as a going concern unless it is able to successfully complete a sizable private equity offering and attain future profitable operations. The future success of EVRO will depend, among other factors, upon management's ability to attain and maintain profitable operations; to obtain favorable financing arrangements; to retire its current indebtedness; and, to raise additional capital.

         EVRO intends to schedule a shareholders meeting at which EVRO will ask its shareholders to increase the number of shares of EVRO's authorized common and preferred stock. If the shareholders of EVRO do not approve the increase in EVRO's authorized common stock, the holders of EVRO's Debentures will likely demand the repayment of amounts owed to them in cash rather than convert such Debentures into shares of EVRO's common stock as EVRO will not be able to issue additional common shares. Thus, it is critical to the success of EVRO that the shareholders of EVRO's common stock increase the authorized shares of EVRO's common stock. Not only are the increased shares needed for possible issuance to Debenture holders, but, such shares are also required to raise additional capital for EVRO. On the other hand, if the shareholders of EVRO fail to increase the authorized shares of EVRO's preferred stock, EVRO does not envision that such action will materially impact EVRO, although it will limit EVRO's ability to engage in certain financing transactions requiring the issuance of preferred stock. If the shareholders of EVRO do not approve an increase in EVRO's common stock, EVRO will likely seek to renegotiate the terms of its existing Debentures to extend the maturity date thereof, however, there can be no assurance that the Debenture holders would extend the terms of the Debentures in which case, if payment of a substantial amount of the Debentures were demanded, EVRO would likely be unable to meet such request.

         Despite the inability of EVRO to establish positive cash flow from its operations it has been able to raise capital through the issuance of its debentures and its preferred stock, however, there can be no assurance that EVRO will be able to continue to issue its securities.

ITEM 7.  FINANCIAL STATEMENTS

         The Financial Statements and Schedules are attached hereto as required by Rule 14(a)-3(b).

                                                                                                                 Page No.
Independent Auditor's Reports . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33

Consolidated Balance Sheet as of December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35

Consolidated Statements of Operations for Years Ended
December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36

Consolidated Statements of Stockholders' Equity
for Years Ended December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37

Consolidated Statements of Cash Flow for Years Ended
December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  40





                  [Balance of Page Left Intentionally Blank.]

                          INDEPENDENT AUDITORS' REPORT

EVRO Corporation
Altamonte Springs, Florida

         We have audited the accompanying consolidated balance sheet of EVRO Corporation and subsidiaries ("Company") as of December 31, 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of a wholly owned subsidiary, which statements reflect total assets of $161,499 as of December 31, 1995, and total revenues of $1,483,034 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to such amounts is based solely on the report of the other auditors.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

         In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EVRO Corporation and subsidiaries as of December 31, 1995 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, which also addresses management's plans, the Company's recurring losses from operations, as well as certain loan and convertible debenture note defaults, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                      /s/ Alessandri & Alessandri


May 2, 1996

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
The Sports & Shopping Network, Inc.

We have audited the consolidated statements of operations, stockholders' equity, and cash flows of The Sports & Shopping Network, Inc. (a Florida corporation) for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, stockholders' equity, and cash flows of The Sports & Shopping Network, Inc. for the year ended December 31, 1994, in conformity with generally accepted accounting principles.


/s/ Hohl & Foley


May 13, 1995

                       EVRO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 1995



      ASSETS
      Current Assets:
       Cash                                                                                     $       33,351
       Notes and other receivables                                                                      40,899
       Inventories                                                                                      77,814
       Prepaid expenses                                                                                145,137
                                                                                                --------------
         Total current assets                                                                          297,201

      Property, Equipment, and Program Library
       (less accumulated depreciation of $678,580)                                                   5,324,614

      Other Assets
       Goodwill (less accumulated amortization of $358,305)                                         11,707,191
       Other - net                                                                                   1,161,275
                                                                                                --------------
              TOTAL ASSETS                                                                      $   18,490,281
                                                                                                ==============
      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current Liabilities:
       Notes payable and current portion of long-term debt                                      $    1,886,637
       Notes payable - related parties                                                                 251,982
       Convertible debentures                                                                        1,853,183
       Accounts payable                                                                              3,725,601
       Accrued liabilities                                                                           2,817,607
       Amounts due to affiliates                                                                       441,946
                                                                                                --------------
        Total current liabilities                                                                   10,976,956

      Long-Term Debt:
       Convertible debentures                                                                          790,000
       Long-term debt                                                                                1,444,309
       Other                                                                                           559,765
                                                                                                --------------
              TOTAL LIABILITIES                                                                     13,771,030
                                                                                                --------------
      Minority interest                                                                                212,780
                                                                                                --------------
      Preferred Stock - Series C subject to
       repurchase agreement                                                                            500,100
                                                                                                --------------
      Stockholders' Equity:
       Preferred stock, no par value, 1,250,000 shares
         authorized, 338,285 shares issued and outstanding                                          16,933,434
       Common stock, no par value, 2,500,000 shares
         authorized, 2,497,665 shares issued and outstanding                                                 0
       Accumulated deficit                                                                         (11,306,156)
                                                                                                --------------
                                                                                                     5,627,278
       Less:
         Unearned compensation                                                                      (1,504,725)
         Subscription receivable                                                                      (115,000)
         Common stock held by subsidiary - 416 shares                                                   (1,182)
                                                                                                --------------
              TOTAL STOCKHOLDERS' EQUITY                                                             4,006,371
                                                                                                --------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $   18,490,281
                                                                                                ==============

                See notes to consolidated financial statements

                       EVRO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     Year Ended
                                                                     ----------
                                                               12/31/95        12/31/94
                                                               --------        --------
Sales and Revenues
 Rental, memberships and other revenues                    $    1,070,471     $
 Programming and advertising                                      388,925
 Product sales                                                    176,566          48,898
                                                           --------------     -----------
                                                                1,635,962          48,898

Cost of Sales and Revenues                                      1,679,730          73,325
                                                           --------------     -----------
Gross Margin                                                      (43,768)        (24,427)
                                                           --------------     -----------
Operating Expenses:
 Selling, general and administrative                            4,166,790         414,526
 Management and accounting services                               760,000       1,150,000
 Depreciation and amortization                                    545,521          33,186
                                                           --------------     -----------
                                                                5,472,311       1,597,712
                                                           --------------     -----------

Loss from Operations                                           (5,516,079)     (1,622,139)

Other Income (Expenses)
 Interest expense                                              (1,048,464)        (81,024)
 Costs associated with convertible debenture
   modifications and defaults                                  (1,318,183)
 Other-net                                                        (15,920)
                                                           --------------     -----------
Net Loss                                                   $   (7,898,646)    $(1,703,163)
                                                           ==============     ===========


Net Loss Per Share                                         $        (3.37)    $     (3.62)
                                                           ==============     ===========
Average Number of Common Shares
 Outstanding                                                    2,342,215         470,809
                                                           ==============     ===========





                See notes to consolidated financial statements

                       EVRO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                   Common Stock                                       Additional
                                                                   ------------                   Preferred             Paid in
                                                             Shares              $                  Stock               Capital
                                                             ------              -                  -----               -------
BALANCE - DECEMBER 31, 1993                                   5,000         $      5,000         $                   $  1,325,177

Adjustment pursuant to stock split                       54,995,000                 (440)                                     440

Exercise of warrants                                        356,500                   30                                  178,220

Sale of common stock                                        630,000                   52                                  244,948

Common stock issued in satisfacton of note
  payable to The Stellar Companies, Inc.                  1,729,908                  144                                1,338,560

Common stock issued in satisfacton of advances
  made to Stellar                                         2,018,226                  167                                  403,478

Loss for the year ended December 31, 1994
                                                        -----------         ------------         -----------         ------------

BALANCE - DECEMBER 31, 1994                              59,734,634                4,953                   0            3,490,823

Adjustment to reflect reverse purchase acquisition
  of EVRO Corporation                                   (57,536,969)           7,574,976                               (3,490,823)

Issuance of Preferred Series D Convertible
  Preferred Stock, no par value (16,985 shares)                               (4,084,153)          4,084,153

Issuance of Preferred Series E Convertible
  Preferred Stock, no par value (30,000 shares)                                  (30,000)             30,000

Return and cancellation of common stock issued
  to Stellar                                               (500,000)

Series F Convertible Preferred Stock, no par value
  issued:
    To Stellar or its designee (1,300 shares)                                     (1,300)              1,300
    For payment of consulting services (24.4 shares)                                                 170,000

Proceeds from sale of common stock                          224,000              162,500

Common stock issued pursuant to the 1995
  Employee Stock Compensation Plan                          576,000            1,755,500

Proceeds from sale of Series C Convertible
  Preferred Stock,  no par value (65,500 shares)                                 (67,515)            655,000

                                                                                                                     Common
                                                      Accumulated            Unearned              Notes           Stock Held
                                                        Deficit            Compensation          Receivable           by THI
                                                        -------            ------------          ----------           ------
BALANCE - DECEMBER 31, 1993                          $ (1,704,347)         $                     $                   $

Adjustment pursuant to stock split

Exercise of warrants

Sale of common stock

Common stock issued in satisfacton of note payable to The Stellar Companies, Inc.

Common stock issued in satisfacton of advances made to Stellar

Loss for the year ended December 31, 1994              (1,703,163)
                                                     ------------          ------------          ----------          ---------

BALANCE - DECEMBER 31, 1994                            (3,407,510)                    0                   0                  0

Adjustment to reflect reverse purchase acquisi
  of EVRO Corporation                                                                              (115,000)

Issuance of Preferred Series D Convertible
  Preferred Stock, no par value (16,985 shares

Issuance of Preferred Series E Convertible
  Preferred Stock, no par value (30,000 shares

Return and cancellation of common stock issued to Stellar

Series F Convertible Preferred Stock, no par v
  issued:
    To Stellar  or its designee (1,300 shares)
    For payment of consulting services (24.4 s                                 (170,000)

Proceeds from sale of common stock

Common stock issued pursuant to the 1995
  Employee Stock Compensation Plan                                           (1,755,500)

Proceeds from sale of Series C Convertible
  Preferred Stock,  no par value (65,500 share


(Continued on following page)

                       EVRO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED DEMBER 31, 1995



                                                             Common Stock                             Additional
                                                             ------------                      Preferred      Paid in
                                                       Shares                   $                Stock        Capital
                                                       ------                   -                -----        -------

Recision of sale of Series C Convertible
  Preferred Stock, (42,000 shares)                                              44,015           (420,000)
Valuation of related shares held as collateral                                 (42,000)            42,000

Series C Convertible Preferred Stock issued:
    As collateral for note payable (26,000 shares)                            (260,000)           260,000
    In settlement of litigation (3,900 shares)                                                     39,000
    Pursuant to a loan financing agreement
      (50,000 shares)                                                                             500,000

Series H Convertible Preferred Stock, no par value,
  issued into escrow pursuant to Plan of Merger with
  Channel America (48,000 shares)                                                               6,000,000

Series I Convertible Preferred Stock, no par value,
  issued:
    Pursuant to consulting agreements (5,750 shares)                                              382,193
    Pursuant to a loan agreement (1,000 shares)                                                    58,750

Series J Convertible Preferred Stock, no par value,
  issued as collateral pursuant an agreement to
  to repurchase certain Series C Convertible
  Preferred Stock and a consulting agreement
  (100 shares)                                                              (5,000,000)         5,000,000

Series M Convertible Preferred Stock, no par value,
  issued:
    Services rendered by related party (15,000 shares)                                             74,062
    Collateral for unpaid legal fees (25,000 shares)                           (56,976)            56,976

Purchase of common stock by a subsidiary
  (416 shares)

Stock compensation earned during 1995

Loss for the year ended December 31, 1995
                                                      ---------           ------------     --------------   -------------
Balance - December 31, 1995                           2,497,665           $          0     $   16,933,434   $           0
                                                      =========           ============     ==============   =============

                                                                                                              Common
                                                      Accumulated             Unearned          Notes       Stock Held
                                                        Deficit             Compensation     Receivable       by THI
                                                        -------             ------------     ----------     ----------
Recision of sale of Series C Convertible
  Preferred Stock, (42,000 shares)
Valuation of related shares held as collateral

Series C Convertible Preferred Stock issued:
    As collateral for note payable (26,000 shares)
    In settlement of litigation (3,900 shares)
    Pursuant to a loan financing agreement
      (50,000 shares)

Series H Convertible Preferred Stock, no par value, issued into escrow pursuant to Plan of Merger with Channel America (48,000 shares)

Series I Convertible Preferred Stock, no par value,
  issued:
    Pursuant to consulting agreements (5,750 shares)                         (382,193)
    Pursuant to a loan agreement (1,000 shares)

Series J Convertible Preferred Stock, no par value, issued as collateral pursuant an agreement to to repurchase certain Series C Convertible
  Preferred Stock and a consulting agreement
  (100 shares)

Series M Convertible Preferred Stock, no par value,
  issued:
    Services rendered by related party (15,000 shares)                        (74,062)
    Collateral for unpaid legal fees (25,000 shares)

Purchase of common stock by a subsidiary
  (416 shares)                                                                                                (1,182)

Stock compensation earned during 1995                                         877,030

Loss for the year ended December 31, 1995                  (7,898,646)
                                                       --------------     -----------        ----------     --------
Balance - December 31, 1995                            $  (11,306,156)    $(1,504,725)       $ (115,000)    $ (1,182)
                                                       ==============     ===========        ==========     ========


See notes to consolidated financial statements

                       EVRO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              For the Year Ended
                                                                              ------------------
                                                                          12/31/95           12/31/94
                                                                          --------           --------
Cash Flows From Operating Activities:
Net loss                                                              $   (7,898,646)   $   (1,703,163)
Adjustments to reconcile net loss to net cash utilized by
 operating activities:
   Depreciation and amortization                                             545,521            33,186
   Use of program rights                                                      49,948
   Compensation for financial consulting services
     paid in common and preferred stock                                      877,030
   Additional consideration paid on loans with
     preferred stock                                                         558,750
   Costs associated with convertible debenture
     modifications or defaults                                             1,318,183
   Write off of placement costs of preferred stock
     to be rescinded                                                          44,015
   Write off of funds expended on abandoned acquisition                      100,000
   Settlement of litigation by issuance of common
     stock                                                                    39,000
   Other, net                                                                 25,806
 Decrease in current assets                                                  236,300            91,516
 Increase in accounts payable and accrued liabilities                      1,010,424           199,009
                                                                      --------------    --------------
   Net cash used in operating activities                                  (3,093,669)       (1,379,452)
                                                                      --------------    --------------

Cash Flows From Investing Activities:
Acquisition of equipment, net                                                (94,275)          (62,152)
Cash acquired in acquisition of EVRO Corporation                               9,102
Funds expended on abandoned acquisition                                     (100,000)
Funds expended to acquire Channel America Television
 Network, Inc.                                                              (123,993)
Other non-current assets                                                     (53,738)
                                                                      --------------    --------------
   Net cash used in investing activities                                    (362,904)          (62,152)
                                                                      --------------    --------------
Cash Flows From Financing Activities:
Convertible debentures                                                     1,132,857
Notes payable                                                              1,057,402
Repayment of debt                                                           (529,584)
Proceeds from sale of common and preferred stock                           1,250,085           423,250
Working capital advances from/to affiliates, net                             292,125         1,017,472
Deferred RV lot rental                                                       279,074
Other                                                                          7,898
                                                                      --------------    --------------
   Net cash provided by financing activities                               3,489,857         1,440,722
                                                                      --------------    --------------

Net Increase (Decrease) in Cash                                               33,284              (882)
Cash, Beginning of Period                                                         67               949
                                                                      --------------    --------------
Cash, End of Period                                                   $       33,351    $           67
                                                                      ==============    ==============
Supplemental Disclosures:
  Interest paid                                                       $       58,559    $       81,024
                                                                      ==============    ==============


                 See notes to consolidated financial statements

                       EVRO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

1.       BASIS OF ACCOUNTING

         The consolidated financial statements of EVRO Corporation, a Florida corporation, and its subsidiaries ("EVRO" or the "Company") have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and, accordingly, no adjustments have been recorded because of this uncertainty. The Company has incurred net losses during 1994 and 1995 of $1,703,000 and $7,899,000, respectively, which have adversely reduced the Company's liquidity and capital resources. At December 31, 1995, the Company had current assets of $297,000 and current liabilities of $10,977,000 or a working capital deficit of $10,680,000.

         The Company is in default on $1,853,183 of convertible debentures which were outstanding as of December 31, 1995. As also described in Note 10 - Convertible Debentures and Subsequent Events, during the period January 11, 1996 through February 8, 1996, the Company had issued additional 8.5% Convertible Debentures aggregating $3,040,000. These Debentures provided that in the event authorization for issuance of the common stock is not obtained before 75 days from date of issue, the Company is required to redeem the Debentures at an amount equal to the value of the common stock into which the Debentures would have been convertible at the date of redemption. As of April 26, 1996, the common stock equivalent value of these newly issued Debentures aggregated $4,881,653. As of April 26, 1996, the Company was negotiating the extension of the mandatory redemption dates with all of the Debenture holders.

         EVRO intends to schedule a shareholders meeting at which EVRO will ask its shareholders to increase the number of shares of EVRO's authorized common and preferred stock. If the shareholders of EVRO do not approve the increase in EVRO's authorized common stock, the holders of EVRO's Debentures will likely demand the repayment of amounts owed to them in cash rather than convert such Debentures into shares of EVRO's common stock as EVRO will not be able to issue additional common shares.

         The Company is also in default of a note payable in the amount of $550,000 due June 24, 1995 which has as collateral all the common stock, held by the Company, of The Sports & Shopping Network, Inc, a Florida corporation and majority owned subsidiary ("TSSN"). As of December 31, 1995, the Company was in default of a consulting contract regarding the payment of $625,000 in fees. This obligation is collateralized by 60 shares of Series J Convertible Preferred Stock ("Series J Preferred Stock") which is convertible into 3,000,000 shares of the common stock of the Company, and by the personal guarantees of a Director and the Special Legal Counsel to the Board of Directors. In addition, Channel America Television Network, Inc., a Delaware corporation and majority owned subsidiary ("Channel America") is in default on notes payable aggregating $830,309.

         In addition, TSSN and its subsidiaries are considered to be development stage companies as defined in Financial Accounting Standard No. 7 which will require substantial capital infusion to fully establish their operations. As more fully described below, management of the Company believes that it has put into place a business plan that will provide for positive operating results and allow for the settlement of its liabilities in a timely manner, however, should existing creditors demand immediate payment, at the present time the Company does not have a readily available source of additional capital nor a source of long term financing to allow for the repayment of those creditors. Although the Company has plans in process which it believes will allow it to obtain additional and other financing, there can be no assurance that such plans will be implemented successfully.

         The Company's current business focus is to develop and expand its home shopping and entertainment business. The Company plans to attain future profitable operations by developing and/or expanding (1) sources of supply of products that it will sell at retail; (2) the ability to acquire and/or produce and broadcast television shopping and entertainment programming; and (3) a distribution network for such programming.

         The consolidated financial statements include the accounts of EVRO and its subsidiaries, Technology Holdings, Inc., a Florida corporation ("THI"), TSSN, The Shopping Connection, Inc., a Florida corporation ("TSC"), and Channel America. THI is a holding company with two wholly owned operating subsidiaries, Treasure Rockhound Ranches, Inc., a Texas corporation ("Treasure Rockhound") and Tres Rivers, Inc., a Texas corporation ("Tres Rivers"). THI has one wholly owned inactive subsidiary, Lintronics Technologies, Inc. ("Lintronics"), whose operations were terminated in 1994. As of December 31, 1994, THI terminated the operations of Imaging Technologies, Inc. ("Imaging"), an indirect wholly-owned subsidiary, and TGHC, Inc. ("TGHC"), formally known as The Good Health Channel Inc., a majority owned subsidiary, both Florida corporations, which corporations were abandoned in 1995. During 1995, THI transferred EVRO Trading Corporation, a Florida corporation and wholly-owned subsidiary ("EVRO Trading") to its President for the value of debts owed him. The operations of EVRO Trading were also terminated as of December 31, 1994. TSSN has two wholly-owned subsidiaries, International Sports Collectibles, Inc. and Microsonics International, Inc., both Florida corporations and an 80% owned subsidiary, Centennial Sports Promotions, Inc., a Missouri corporation.
Channel America has one wholly- owned subsidiary, Channel America LPTV License Subsidiary, Inc., whose operations were discontinued in 1992.

         The Company, on March 14, 1995, acquired 98.35% of the issued and outstanding common shares of TSSN. For financial reporting purposes, this transaction was accounted for as a reverse purchase acquisition under which the companies were recapitalized to include the historical financial information of TSSN and the assets and liabilities of the Company revalued to reflect the market value of the Company's outstanding shares. As closing occurred on March 14, 1995, the middle of a month, the accounts of TSSN have been consolidated with the Company as of February 28, 1995, a date that lies within the date on which the transaction was initiated and the date of closing. The historical financial statements prior to February 28, 1995, included herein, are those of TSSN.

         On October 10, 1995, the Company acquired Channel America as more fully described in Note 6, Acquisition of Channel America Television Network, Inc. For accounting purposes, the acquisition was recorded as of October 1, 1995 using the purchase method of accounting.


2.       HISTORY AND OPERATIONS

         FORMATION OF TECHNOLOGY HOLDINGS, INC. - On January 20, 1995, the Company organized THI, and contributed substantially all of its assets and liabilities together with 100% of the issued and outstanding common stock of
Treasure Rockhound, Tres Rivers,   Lintronics, Imaging, and EVRO Trading, and
the 60% of the issued and outstanding common stock of TGHC, which the Company owned, into THI in exchange for all of the issued and outstanding stock of THI.

         Treasure Rockhound operates nine recreational vehicle ("RV") campgrounds in four southwestern states through its private organization, Camper Ranch Club of America ("Camper Ranch Club"). Camper Ranch Club offers its members daily or long-term leases on improved campsites at its various locations. Treasure Rockhound also operates a mobile home park in the Midwest. During 1994, the Company acquired a 46-acre RV campground in Texas. The campground was acquired by the Company's subsidiary, Tres Rivers.

         THE SPORTS & SHOPPING NETWORK, INC. AND THE SHOPPING CONNECTION, INC.
- - On March 14, 1995, the Company acquired 98.35% of the issued and outstanding common shares of TSSN. TSSN, together with the Company's newly formed wholly-owned subsidiary, TSC, is engaged in the development of a television shopping network. TSSN specializes in the marketing of sports memorabilia, apparel and related merchandise and TSC specializes in the marketing of jewelry and other collectibles through satellite and television broadcast and cable affiliates, including Channel America.

         CHANNEL AMERICA TELEVISION NETWORK, INC. - During 1995, the Company executed certain agreements with Channel America for the acquisition of 100% of the issued and outstanding shares of the common stock of Channel America. Channel America currently operates a broadcast television network, which provides programming 24 hours per day. Channel America has relied mainly on barter licensing, wherein it exchanges air time for programming. Channel America maintains a program library consisting of approximately 750 public domain motion pictures and 400 television programs.


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements of EVRO include the accounts of EVRO and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1994 financial statements to conform to 1995 classifications.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         REVENUE RECOGNITION - The Company, through its subsidiary Channel America, derives a portion of its operating revenues from paid programming, affiliate fees, and per-inquiry fees. Channel America also generates non-cash revenues from barter transactions. Paid programming represents revenue earned for broadcasting customer generated programming and to a lesser extent, paid spot advertising (e.g. 30-second commercials). Affiliate fees are monthly charges to affiliated stations for the right to belong to the broadcast network. The Company may from time to time waive all or a portion of such fees to attract and maintain affiliates. Per inquiry fees represent fees generated, on a direct response basis, when a customer uses air time to sell directly to viewers who then place orders with the customer. Barter (nonmonetary) transactions generally are used by the Company to acquire programming. In a typical barter transaction, the Company is given programming rights in exchange for air time. The estimated fair value of programming rights is recognized as revenue and programming expense when the air time is used. As is the general accounting practice in this industry, no gain or loss is recognized on barter transactions. Therefore, barter transactions increase both revenue and expenses, but do not affect net income or cash flow. Although the Company does not receive any cash in barter transactions, such transactions alleviate cash expenditures by the Company to acquire programming.

         Revenues from dues, rentals and memberships are recognized during the period of service.

         Revenues from the sale of merchandise are recognized as shipment occurs. Costs of broadcasting the shopping programming are recognized as incurred.

         CASH AND CASH EQUIVALENTS - Cash and cash equivalents are comprised of cash and highly liquid investments with a maturity of three months or less when purchased. The Company had no cash equivalents at December 31, 1995.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company provides for an allowance for doubtful accounts when, in the opinion of management, there is uncertainty as to the ability to collect an amount receivable.

         INVENTORIES - Inventories are carried at the lower of cost determined on a first-in first-out basis or market.

         PROGRAM RIGHTS - Program rights relate to rights purchased for broadcast materials. The costs are amortized over the estimated number of future showings unless the program is licensed for an unlimited number of showings in which case it is amortized over the contract period.

         PROPERTY AND EQUIPMENT - Furniture, fixtures, equipment, and program library are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives which range from 5 to 11 years. The cost of replacements, renewals and repairs, which neither add materially to the value of the property, nor appreciably prolong its life are charged to expense as incurred.

         GOODWILL - Goodwill resulting from acquisitions is stated at cost less accumulated amortization. Amortization is calculated using the straight-line method over the estimated useful life. Generally, between fifteen and forty years has been identified as the estimated useful life of goodwill. EVRO has adopted a policy requiring periodic review and evaluation to determine whether there has been a permanent impairment in the value of goodwill. This policy includes, but is not limited to, evaluation of factors such as current operating results, expected cash flows, business trends, and the market valuation of the outstanding common shares of EVRO. The calculation methodology provides for the recognition of a permanent impairment of goodwill if the market valuation of the outstanding common stock, after deduction for the value of all other assets, is less than the goodwill amount, and any diminution in the market value has been determined to be of a permanent nature and not caused by fluctuation of normal market activity.

         INCOME TAXES - The provision (benefit) for income taxes is based on the pre-tax earnings (loss) reported in the consolidated financial statements, adjusted for transactions that may never enter into the computation of income taxes payable. A deferred tax liability or asset is recognized for the estimated future tax effect attributable to temporary differences in the recognition of income and expenses for financial statement and income tax purposes. A valuation allowance is provided in the event that the tax benefits are not expected to be realized.

         EARNINGS (LOSS) PER SHARE - Earnings (loss) per common share is based upon the weighted average number of common shares outstanding during the period.

          The calculation of loss per share for the year ended December 31, 1995 is based on the weighted average number of shares as follows: (a) for the period January 1, 1995 through March 14, 1995, the number of common shares to be issued to The Stellar Companies, Inc., a Florida corporation ("Stellar") (500,000 shares) and (b) for the period from March 14, 1995 through December 31, 1995, the actual number of EVRO shares outstanding. For the year ended December 31, 1994, the weighted average number of shares is based on the number of EVRO common shares to be issued to Stellar (500,000 shares) adjusted for the effect of a November 30, 1994 change in the number of issued shares of TSSN held by Stellar.

         The common shares issuable under convertible preferred stock and debentures have not been included in the determination of the loss per common share as they would be antidilutive.

 4.      ACQUISITION OF THE SPORTS & SHOPPING NETWORK, INC.

         On March 14, 1995, the Company acquired 98.35% of the issued and outstanding common shares of TSSN from Stellar. In connection with the acquisition of the controlling interest in TSSN, the Company agreed to issue 16,759,038 shares of its common stock to Stellar (the "TSSN Acquisition"). The common shares to be issued to Stellar, when issued, will represent 77.09% of the outstanding shares of the Company's common stock, calculated on a fully diluted basis. As the Company only had 2,500,000 shares of common stock authorized at the time of closing of the TSSN Acquisition, the Company and certain of its shareholders agreed to use their best efforts to cause the Company's authorized common stock to be increased as soon as practicable. Pending such increase in the Company's authorized common stock, the Company issued Stellar 500,000 restricted shares of its authorized, but then unissued common stock. Once the Company increases the number of its authorized common stock, the Company shall be required to issue 16,259,038 (16,759,038 - 500,000) shares of its common stock to Stellar, representing the balance of the Company's common stock to be issued to Stellar under the TSSN Acquisition agreement, before consideration of the April 19, 1995 amendment discussed below.

         On April 19, 1995, Stellar agreed to return the 500,000 shares of restricted common stock previously issued to Stellar at the closing of the Company's purchase of TSSN. The Company asked Stellar to amend the TSSN Acquisition agreement in order to make the 500,000 shares of common stock available to the Company for issuance by the Company pursuant to its 1995 Employee Stock Compensation Plan. Stellar agreed to return the 500,000 shares of common stock to the Company in exchange for the Company's agreement to increase, by 1,000,000 shares, the number of shares of the Company's common stock that the Company would issue to Stellar at such time as the Company increases its authorized shares of common stock. Consequently, the number of shares that the Company is obligated to issue to Stellar for the shares of TSSN increased from 16,759,038 to 17,759,038.

         In addition, the April 19, 1995 amendment to the TSSN Acquisition agreement required the Company to issue to Stellar 500 shares of Series F Convertible Preferred Stock ("Series F Preferred Stock"). Each share of Series F Preferred Stock entitles the holder thereof with the right to cast 1,000 votes on any matter requiring the approval of common shareholders. In the event the Company issues voting securities prior to the time that the Company has increased the number of shares of its authorized shares of common stock, the Company has agreed to issue additional Series F Preferred Stock to Stellar in an amount equal in voting rights with any subsequent voting shares of common or preferred stock issued by the Company. For example, if the Company issued 300,000 shares of its common stock, the Company would be required to issue 300 shares of Series F Preferred Stock to Stellar. During the period April 1, 1995 through December 31, 1995, EVRO issued 576,000 shares of common stock pursuant to the EVRO Corporation 1995 Employee Stock Compensation Plan and 224,000 shares of common stock sold for $162,500, net of legal costs aggregating $12,500, in private placements to accredited investors. Accordingly, the Company issued 780 additional shares of Series F Preferred Stock to Stellar.
In addition the Company issued 20 shares of Series F Preferred

Stock to a law firm in lieu of issuance of such shares to Stellar. As of December 31, 1995, Stellar held 1,280 shares of Series F Preferred Stock.

         The Series F Preferred Stock is convertible, at the option of the holder, into shares of the Company's restricted common stock following completion of an increase in the Company's authorized shares of common stock on a 10,000 for 1 basis. Stellar has informed the Company that it intends to convert all Series F Preferred Stock it holds upon the Company completing the increase in the authorized shares of common stock. Any common shares issued to Stellar as a result of its conversion of Series F Preferred Stock into the Company's common stock reduces the Company's obligation to issue to Stellar the 17,759,038 shares of restricted common stock.

         On October 6, 1995, the TSSN Acquisition agreement was further amended to provide that Stellar would, upon the conversion of the Series F Preferred Stock, return 2,126,000 shares of the 17,759,038 shares of common stock to be received by Stellar upon the Company increasing its shares of authorized common stock. Additionally, Stellar agreed to deliver 9,000,000 shares of the common stock to be issued to Stellar upon conversion of the Series F Preferred Stock to the law firm of Scolaro, Shulman, Cohen, Lawler & Burstein, P.C. ("Scolaro, Shulman") who agreed to hold the shares in escrow, and will release the 9,000,000 shares, on a pro rata basis for each $1,000,000 of net earnings, cumulatively to $5,000,000, earned by the Company and its subsidiaries excluding THI. Any and all shares held in escrow which are not released by the escrow agent to Stellar on or before December 31, 2000, are to be returned to the Company. On February 26, 1996, the Company agreed to reduce the shares to be returned to the Company from 2,126,000 to 1,350,000 shares, the actual number of equivalent common shares issued in satisfaction of certain consulting agreements. The amendments to the TSSN Acquisition agreement to reduce the number of shares that Stellar would receive under the TSSN Acquisition agreement (1,350,000) and to subject an additional 9,000,000 shares to a risk of forfeiture if the Company's earnings did not meet certain benchmarks were made to facilitate the Company's capital raising efforts.

         Pursuant to the agreement between the Company and Stellar, the Company acquired on January 15, 1996, the remaining 1.65% of TSSN's issued and outstanding shares of common stock held by its minority shareholders in exchange for an aggregate of 281,418 shares of the Company's Series F Preferred Stock.

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

         In conjunction with the TSSN acquisition, American Clinical Labs, Inc., a Florida corporation ("ACL") the holder of 587,219 shares of the Company's common stock, provided to Stellar an irrevocable proxy with full power of substitution, to represent ACL or any assignee thereof at all regular and special meetings of shareholders, or in connection with any other shareholder action of the Company, but only in ACL's capacity as the owner of record of, and to vote the shares of the common stock of the Company which are owned by ACL as of March 14, 1995 ("the Shares"). This irrevocable proxy shall be effective from March 14, 1995 to the date the Shares represent less than five percent (5%) of the Company's issued and outstanding shares of common stock.

         The Company has formed a wholly-owned subsidiary, THI, which owns all of the assets that were owned by the Company prior to the TSSN acquisition. Pursuant to such acquisition, the holders of record of the Company's common stock as of March 27, 1995, were issued a stock dividend consisting of the Company's Series D Convertible Preferred Stock ("Series D Preferred Stock"), which have limited voting rights. The Company has the right, but not the obligation, to redeem the Series D Preferred Stock in exchange for all of THI's issued and outstanding capital stock. As of December 31, 1995, the net book value of THI, including net working capital advances of $607,000 from EVRO
since March 14, 1995, is approximately $3,876,000.    The Company is prohibited
from pledging, hypothecating or otherwise encumbering its shares of THI's capital stock.

         The creation of THI and the authorization and issuance of the Company's Series D Preferred Stock was done for the purpose of preserving the value of the Company's then existing assets for the holders of the Company's common stock at the time of the TSSN acquisition. Due to the significant difference in the historical business of the Company and that of TSSN, the Company insisted on the creation of THI as a condition of the TSSN acquisition. Pursuant to the TSSN Acquisition agreement, the Company has contributed $455,000 to THI. Upon the successful completion of private debt or equity offerings, the Company intends to redeem the Series D Preferred Stock in exchange for all of THI's issued and outstanding common stock.

         The TSSN Acquisition agreement also provides that THI shall be entitled to receive, on an annual basis, that number of shares of the Company's voting common stock (the "Special Shares") equal to 20% of the average total assets of THI over a twelve month period (March 14 through the following March 13 each year) divided by Two Dollars ($2.00). The phrase "total assets" is defined to mean the amount set forth on the consolidated balance sheet of THI as total assets, including, without limitation, the current assets, property and equipment (net of depreciation), investments and other assets (net of amortization and adjustments). The phrase "average total assets" is defined to mean the sum of the "total assets" (as defined above) of THI as set forth on the balance sheets of THI during each of the quarters ending March 31, June 30, September 30, and December 31 during each applicable twelve month period and dividing the sum by four. THI ratably earns the Special Shares over each applicable twelve month period. THI's entitlement to the Special Shares shall cease upon the redemption of the Series D Preferred Stock. As of December 31, 1995, THI had earned 426,417 shares of the Company's common stock which have yet to be issued.

         Stellar has the option to purchase the Special Shares from THI for an amount equal to the greater of Two Dollars ($2.00) per share or 50% of the bid price of the Company's common stock as of the end of the month preceding Stellar's exercise of its option. Stellar's option to acquire the Special Shares shall terminate June 30, 1997. Stellar has not been granted registration rights with respect to the Special Shares.

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


5.       ACCOUNTING FOR ACQUISITION OF THE SPORTS & SHOPPING NETWORK, INC.

         For financial reporting purposes, this transaction was accounted for as a reverse purchase acquisition under which the companies were recapitalized to include the historical financial information of TSSN. The assets and liabilities of the Company were revalued to reflect the market value of the Company's outstanding common shares. The market value of the Company's outstanding common shares ($4,084,000) was based on the month end trading range of the Company's common stock for the three months, December, 1994 and January and February, 1995. The carrying value of EVRO's assets immediately prior to the acquisition of TSSN reflect their approximate fair market value. The costs of acquisition aggregated $305,000, including a finders fee of $150,000 and legal costs of $155,000. The excess ($3,596,000) of market value of the Company's outstanding common shares, together with the costs of acquisition over and above the net assets of EVRO immediately prior to the acquisition of TSSN, was allocated to goodwill. The goodwill is being amortized on a straight line basis over 15 years, the estimated life of the membership list of the Company's RV campgrounds. No value has been assigned to the minority shareholders of TSSN as the book value of the net assets of TSSN was negative as of December 31, 1995.

         As closing occurred in the middle of a month on March 14, 1995, the transaction has been recorded as of February 28, 1995, a date that lies within the date on which the transaction was initiated and the date of closing. Accordingly, the financial statements for the year ended December 31, 1995 reflect the operations of TSSN for the year ended December 31, 1995 and the operations of EVRO for the period March 1, 1995 through December 31, 1995. The cost of acquisition and net income for the period from February 28, 1995 to March 14, 1995 have been reduced by imputed interest of $17,903 using a 10% annual rate of interest. The historical financial statements for 1994 are those of TSSN.


6.       ACQUISITION OF CHANNEL AMERICA TELEVISION NETWORK, INC.

         During 1995, the Company executed agreements with Channel America, for the acquisition of 100% of the issued and outstanding shares of the common stock of Channel America for a purchase price of $7,000,000, comprised of cash of $1,000,000 and $6,000,000 of the Company's

Series H Convertible Preferred Stock ("Series H Preferred"). The cash portion of the purchase price was paid in installments of which $300,000 was paid as of December 31, 1995; $300,000 was paid on March 25, 1996; and $400,000 was paid by a promissory note bearing interest of 8% per annum, which is due and payable April 7, 1996. The Company has agreed to pay to Channel America an additional 50,000 shares of common stock or its equivalent in preferred stock to extend
the note to May 15, 1996.   In addition, the Company may further extend the
note to June 15, 1996 by payment of an additional 50,000 shares of common stock or its equivalent in preferred stock, together with $50,000 in cash.

         The Company has made working capital advances to Channel America of $690,811 as of December 31, 1995 together with $658,569 of additional working capital advances between January 1, 1996 and April 26, 1996.

         On October 10, 1995, Channel America issued 27,500,000 shares of its common stock to the Company for the $1,000,000 of the purchase price. The 27,500,000 shares of Channel America common stock will represent at least 51% of the issued and outstanding shares of Channel America when it completes the conversion of the outstanding notes payable and preferred stock into common stock as described below.

         The Company issued into escrow $6,000,000 (48,000 shares) of its Series H Preferred for the remaining 49% of the common shares of Channel America. Under the terms of the agreements, as amended, between the companies, the Series H Preferred is convertible into a maximum of 3,000,000 shares of the Company's common stock, unless the market price of such common shares was less than $2.00 per share as of December 31, 1995. If the market price of the Company's common stock was less than $2.00 per share at December 31, 1995, then the number of common shares would be increased to attain the ascribed value of $6,000,000. At December 31, 1995, the average of the closing bid and ask prices for the Company's common stock was $1.5938. Accordingly, the Company shall issue, upon conversion of the Series H Preferred, 3,764,588 shares of the Company's common stock to the minority shareholders of Channel America.
The Series H Preferred will be held in escrow, pending (a) the conversion of an aggregate of 90% of Channel America's notes payable and preferred stock (which totaled $7,769,000 as of June 30, 1995) into shares of Channel America's common stock; (b) the Company increasing the number of its authorized shares of common stock; and (c) the Company registering the shares of common stock underlying the Series H Preferred with the Securities and Exchange Commission.

         For accounting purposes, the Company's acquisition of Channel America was recorded as of October 1, 1995, using the purchase method of accounting and the assets and liabilities of Channel America were revalued to reflect their fair values as of the date of acquisition. Channel America maintains a program library consisting of approximately 750 public domain motion pictures and 400 television programs. Management revalued the program library at estimated replacement cost using, in part, evaluations by representatives of a distributor of films in the public domain and a film editing firm. Management believes that the value so determined is reasonable.

         The conversion of an aggregate of 90% of Channel America's note and preferred stock holders into shares of Channel America's common stock was a significant consideration in the Company's decision to acquire Channel America. Before the closing of the agreements on October 10, 1995, Channel America provided to the Company written acceptances from note and preferred stock holders whereby the holders accepted the Conversion Plan to convert their notes and preferred stock into Channel America's common stock. The written acceptances represented in excess of 80% of the total notes payable and
preferred stock outstanding as of June 30, 1995.     As of December 31, 1995,
note and preferred stock holders aggregating $3,773,000, or 49% of the notes payable and preferred stock outstanding as of June 30, 1995, had been converted into shares of Channel America's common stock. In addition, note and preferred stock holders aggregating $2,618,000, or 34% of the notes payable and preferred stock outstanding as of June 30, 1995, had committed, but had not yet converted into additional shares of Channel America's common stock. The Company recorded the conversion of both groups of debt and equity holders as if their conversion had occurred on October 1, 1995.

         The goodwill amount of $8,311,878, which includes transaction costs of $350,000 relating to the acquisition, represents the purchase price plus net liabilities assumed over and above the aggregate fair value of the assets acquired. The goodwill will be amortized on a straight line basis over 15 years, the estimated life of Channel America's list of affiliate television
stations and cable companies.   A minority interest of $212,780 was recorded as
of October 1, 1995, which represents the par value and paid in capital of the unconverted preferred stock.

         As closing occurred in the middle of the month on October 10, 1995, the transaction has been recorded as of October 1, 1995, a date which lies within the date on which the transaction was initiated and the date of closing. Accordingly, the financial statements of EVRO for the year ended December 31, 1995 reflect the operations of Channel America for the entire three month period. The cost of acquisition and net income for the period from October 1, 1995 to October 10, 1995 has been reduced by imputed interest of $1,600 using a 10% annual rate of interest.

7.       INVENTORIES

         Inventories are comprised of sports memorabilia ($71,254) and Cager Classic apparel ($6,560). Inventories are carried at the lower of cost (determined on a first-in, first-out basis) or market. At December 31, 1995, inventories were adjusted by $95,105 to their estimated market value with a corresponding charge to cost of sales. Inventories aggregating $57,553 are held by vendors to which the Company has outstanding accounts payable aggregating $114,039 and is subject to a judgement of the Supreme Court of the State of California in the amount of $117,492. The inventory of sports memorabilia has been pledged as security to $1,605,000 of promissory notes issued by Stellar pursuant to a private placement offering dated March 21, 1993.

8.       PROPERTY AND EQUIPMENT

         Property, equipment and program library is comprised of the following:

             Land and improvements                                                     $1,972,546

             Building and structures                                                    1,531,179

             Machinery and equipment                                                      476,533
             Furniture and fixtures                                                        78,277

             Vehicles                                                                      62,049

             Program library                                                            1,882,610
                                                                                        ---------
                                                                                        6,003,194

             Less - Accumulated depreciation and amortization                            (678,580)
                                                                                        ---------
              Total property and equipment, net                                        $5,324,614
                                                                                        =========

9.       OTHER ASSETS

         GOODWILL - Goodwill is summarized below by acquisition:

                                                   1995              1995               1994
   Year               Acquisition               Unamortized      Amortization       Amortization      Life
   ----               -----------               -----------      ------------       ------------      ----
   1992     Microsonics                         $   109,110         $  15,587          $  15,587       10

   1992     TSSN                                      1,508               216                216       10

   1995     EVRO, reverse purchase                3,426,088           169,504                  0       15

   1995     Channel America                       8,170,485           141,393                  0       15
                                                 ----------           -------           --------

                                                $11,707,191         $ 326,700          $  15,803
                                                 ==========           =======           ========

         Goodwill resulting from the current year acquisitions is discussed in
Note 5 - Accounting for Acquisition of The Sports & Shopping Network, Inc., and
Note 6 - Acquisition of Channel America Television Network, Inc.

         OTHER -NET - Other assets are comprised of the following:

                        Prepaid consulting contract                                    $  479,167

                        Unamortized loan costs                                            186,468

                        LPTV station licenses                                             159,900

                        Proprietary technology, net                                       114,329

                        Note receivable                                                    20,000

                        Trademarks                                                          3,254
                        Deposits:

                          AT&T Skynet                                                     125,000

                          Stock purchase agreement                                         50,000

                          Office leases                                                     9,708

                          Telephone and utilities                                           8,000

                        Other                                                               5,449
                                                                                        ---------
                        Total other assets - net                                       $1,161,275
                                                                                        =========

         CONSULTING CONTRACT - On November 1, 1995 the Company entered into an agreement with a company to provide advice and counsel regarding various television production and advertising issues, to assist in the selection of health related products to offer for sale, to introduce potential hosts for health related programming, and to provide other advice as the consultant may be reasonably considered qualified to render, including advice regarding stock related activities. The term of the agreement is for a five year period ending October 31, 2000 and provides for annual consulting fees of $125,000 or an aggregate of $625,000.

         This agreement is being amortized on a straight-line basis over five years. The unamortized balance of $604,167 is included in these financial statements as prepaid expenses ($125,000) and as other assets ($479,167).

         LOAN COSTS - In October and November, 1995, the Company issued convertible debentures with a face value of $1,500,000. The costs associated with the issuance of these debentures aggregated $367,143 and are being amortized over sixty months, the life of the debentures. Amortization of loan fees during 1995 was $5,675. Loan costs incurred of $175,000 related to convertible debentures in default were written off and included in costs associated with convertible debenture modifications and defaults.

         PROPRIETARY TECHNOLOGY - Microsonics owns the right to use the technology of certain patents relating to microphonographic and microrecord products to be used in the sale of "notable figure" cards and "notable item" cards and related players. The cost of these rights is being amortized over 10 years which is the estimated life of the related products that the Company intends to market. Amortization was $16,332 for both 1995 and 1994.


10.      CONVERTIBLE DEBENTURES AND SUBSEQUENT EVENT

         In October and November, 1995 the Company issued $1,000,000 of 8.5% Convertible Debentures due October 31, 2000 and $500,000 of 9.5% Convertible Debentures due November 27, 2000 (the "Debentures"). The debentures were issued to individuals and corporations located outside of the United States. The holders of the Debentures are entitled, at their option, at any time commencing 41 days after issue to convert any or all of the original principal amounts of the Debenture into shares of common stock of the Company, at a conversion price per share equal to 50%-65% of the market price of the Company's common stock. Market price is defined as the average closing bid price for the five business days immediately preceding the conversion date or immediately preceding the debenture subscription date, whichever is lower.

         The Debentures, as amended, provide that a penalty of 10% to 20% of the face value of the Debentures be added to principal in the event that the Company does not obtain shareholder authorization to increase its authorized shares of common stock necessary to satisfy the Company's conversion obligation under the Debentures by certain dates. The Company has not obtained the authorization for the issuance of this common stock and accordingly recorded additional principal due on the Debentures of $170,000 as of December 31, 1995. As of December 31, 1995, the common stock equivalent value of the Debentures, including additional principal, aggregated $3,069,000.

         The Debentures provide that in the event authorization for issuance of the Common Stock is not obtained before 90 days from date of issue, the Company is required to redeem the Debentures at an amount equal to the value of the common stock into which the Debentures would have been convertible at the date of redemption. The Company has obtained extensions of the mandatory redemption dates for Debentures with adjusted principal amounts of $550,00 until May 15, 1996 and $240,000 until June 1, 1996. Debentures with an adjusted principal value of $880,000 are in default. Accordingly, the Company has adjusted the liability of the Debentures in default from their face value, including additional principal, to the common stock equivalent value of $1,853,183 as of the respective mandatory redemption dates with a corresponding charge of $973,183 to costs associated with convertible debenture modifications and defaults.

         Costs associated with convertible debenture modifications and defaults were comprised of (1) additional principal on the Debentures of $170,000, (2) adjustment of liability on debentures in default to common stock equivalent value of $973,183, and (3) write off of related loan costs of debentures in default of $175,000.

         During the period January 11, 1996 through February 8, 1996, the Company had issued additional 8.5% Convertible Debentures aggregating $3,040,000. These Debentures provided that in the event authorization for issuance of the Common Stock is not obtained before 75 days from date of issue, the Company is required to redeem the Debentures at an amount equal to the value of the common stock into which the Debentures would have been convertible at the date of redemption. As of April 26, 1996, the common stock equivalent value of these newly issued Debentures aggregated $4,881,653. As of April 26, 1996, the Company was negotiating the extension of the mandatory redemption dates with all of the Debenture holders.
 .





                  [Balance of Page Intentionally Left Blank.]

11.      NOTES PAYABLE

         Notes and mortgage notes payable, as of December 31, 1995, are comprised of the following:

                                                                                  Related
                                                                                  Parties           Other
                                                                                  -------           -----
 Note payable to a company at 10% per annum interest, due December 5,
 1995, having as collateral TSSN common stock.                                 $                  $   550,000

 Mortgage payables to banks and individuals (7) at 10-10.52% per annum interest, payable in monthly installments including interest aggregating
 $17,714, due February, 1998 through 2001, having as collateral land,
 buildings, and equipment located at the Company's RV campgrounds, stock                            1,898,813
 of Treasure Rockhound, and 27,500 shares of the Company.

 Note payable to an individual at 15% per annum interest, due May 31,
 1996, as extended, having as collateral 26,000 shares of Series C                                    200,000
 Convertible Preferred Stock.

 Notes payable to banks at 11-14% per annum interest, payable in monthly installments including interest aggregating $614, due February, 1998
 through August, 2000, having as collateral equipment located at the RV                                16,320
 campgrounds.

 Notes payable to former lessor and supplier, non-interest bearing,
 payable in monthly installments of $13,583.                                                           57,466

 Note payable to a corporation at 7% per annum interest, due December 31,
 1995, as extended, without collateral.                                               30,000

 Debt of Channel America:

     Senior convertible debentures payable at 10% per annum interest, principal and interest due March 31, 1995 having as collateral all
     tangible and intangible assets of Channel America.                                5,000

     Subordinated notes payable at 10% per annum interest, due December              196,825          295,239
     31, 2000.

     Fixed rate notes payable at 10% per annum, due August 31, 1996,
     having as collateral certain broadcast stations and construction                 20,157           48,498
     permits owned by Channel America.

     Five year notes payable at 10% per annum interest, due 1995 to 2000.                             230,118

     Two year notes payable at 10% per annum interest, due 1995 and 1996.                              30,000

     Fixed rate note payable on demand at 15% interest per annum.                                       4,492
                                                                                ------------        ---------


 Total notes and mortgage payables                                                   251,982        3,330,946

 Less current portion                                                                251,982        1,886,637
                                                                                ------------        ---------
 Long term notes and mortgages                                                 $           0       $1,444,309
                                                                                ============        =========

          On April 10, 1995, the Company borrowed $550,000 from Genesee Cattle Company ("Genessee"). The promissory note bears interest at the rate of 10% per annum. The note was originally due and payable on June 24, 1995. Genessee agreed to extend the term of the note until December 5, 1995. As of April 26, 1996, the Company has paid $350,000 of principal on the note.

The note is currently in default. The note has as collateral all of the common stock of TSSN held by the Company. The note is also personally guaranteed by Daniel M. Boyar, Special Legal Counsel to the Board of Directors. In addition, the Company entered into a consulting agreement with Genessee for financial public relations and promotion services. Payment under the terms of this agreement, as amended, required a payment of $50,000 on December 5, 1995. The Company is in default on payment under this agreement.

         On December 2, 1994, the Company borrowed $200,000 from an individual. The promissory note provides for interest at the rate of 15% per annum. The note was originally due and payable on June 5, 1995. The individual agreed to various extensions to May 31, 1996. The note has as collateral 26,000 shares of the Company's Series C Preferred Stock.

         Channel America is in default with respect to its long-term debt and, accordingly, the entire amount has been classified as current liabilities. As more fully described in Note 6 - Acquisition of Channel America Television Network, Inc., the conversion of an aggregate of 90% of Channel America's note and preferred stock holders into shares of Channel America's common stock was a determinative item in the Company's decision to acquire Channel America. The following debt of Channel America was outstanding as of December 31, 1995, for which the holders had accepted the Conversion Plan to convert their notes into Channel's America's common stock. The debt was considered to have been converted in the recording of the acquisition of Channel America.

                                                                                  Related
                                                                                  Parties           Other
                                                                                  -------           -----
 Senior convertible debentures payable at 5% per annum interest, principal and interest due September 30, 1996 having as collateral all tangible and
 intangible assets of Channel America                                              $  62,500       $  500,000

 Senior convertible debentures payable at 10% per annum interest, principal and interest due March 31, 1995 having as collateral all
 tangible and intangible assets of Channel America                                    50,000           25,000

 Subordinated notes payable at 10% per annum interest, due December 31,
 2000                                                                                 80,754           39,247

 Fixed rate notes payable at 10% per annum, due August 31, 1996, having as collateral certain broadcast stations and construction permits owned by
 Channel America collateral                                                          320,770          787,171

 Five year notes payable at 10% per annum interest, due 1995 to 2000
                                                                                                       78,360

 Two year notes payable at 10% per annum interest, due 1995 and 1996                 408,906
                                                                                    --------        ---------
 Total notes payable                                                               $ 922,930       $1,429,778
                                                                                    ========        =========

    According to the Conversion Plan, the total notes payable of $2,352,708 summarized above, together with accrued interest of $226,841, convert into 7,962,060 shares of common stock of Channel America.

         Maturities of  long term debt over the next five years are as follows:

                          Year Ended
                          December 31                 Amount
                          -----------                 ------
                             1996                  $2,138,619
                             1997                     204,020
                             1998                     324,082
                             1999                      93,346
                             2000                     822,861
                                                   ----------
                                                   $3,582,928
                                                   ==========


12.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable at December 31, 1995 are comprised of the following:

                        Satellite transponder and uplink contracts                     $1,959,067

                        Inventory                                                         616,912

                        Consulting                                                        300,000

                        Legal and accounting                                              169,523

                        Overhead                                                          434,244

                        Campgrounds                                                       221,855

                        Rent                                                               24,000
                                                                                        ---------
                        Total accounts payable                                         $3,725,601
                                                                                        =========





                  [Balance of Page Intentionally Left Blank.]

         Accrued liabilities at December 31, 1995 are comprised of the following:

                        Consulting                                                     $  799,025

                        Payroll and benefits                                              662,682

                        Payroll and benefits - related parties                             70,101

                        Obligation to repurchase 42,000 shares
                         of Series C Preferred Stock (Note 16)                            450,000

                        Legal and accounting                                              308,396

                        Interest                                                          239,063

                        LPTV stations                                                     159,900

                        Litigation settlement                                              30,000

                        Campgrounds                                                        32,559

                        Broadcasting                                                       36,050

                        Other                                                              29,831
                                                                                        ---------

                        Total accrued liabilities                                      $2,817,607
                                                                                        =========

         CONSULTING CONTRACT - As more fully described in Note 9 - Other Assets, the Company entered into a five year consulting agreement, as amended, which provides for annual consulting fees of $125,000 or an aggregate of $625,000. The amended agreement provides that the fees are payable $100,000 on February 8, 1996; $25,000 on March 15, 1996; and $125,000 on each of November 1, 1996, 1997, 1998 and 1999. The Company paid $100,00 on February 8, 1996 and
$190,000 on March 25, 1996. The amended agreement also required the Company to deliver to the consultant a letter of credit of "Satisfaction Payment" in the amount of $400,000 on or before March 15, 1996. The Company did not deliver the letter of credit or "Satisfaction Payment" and accordingly has accrued the
consulting fees in full as of December 31, 1995.   As a result of the default,
the consultant may elect to accelerate the scheduled payments.

         With respect to this obligation, collateral has been provided consisting of 60 shares of Series J Preferred Stock, which is convertible into 3,000,000 shares of the common stock of the Company, and by the personal guarantees of a Director and the Special Legal Counsel to the Board of Directors.

13.      INCOME TAXES

         The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences at December 31:

                                                                             1995                 1994
                                                                             ----                 ----
 Income tax provision (benefit)-34%                                     $(2,391,000)           $(579,075)

 Increase (decrease) in rates resulting from:
   Non-deductible items                                                        1,500                1,201
   State and local taxes, net                                              (297,000)             (61,697)

 Valuation allowance for recognized deferred tax assets                    2,686,500              639,571
                                                                         -----------            ---------
 Effective tax rates                                                    $          0           $        0
                                                                         ===========            =========

          On a consolidated basis, EVRO had deferred tax assets of approximately $12,756,000 at December 31, 1995, which includes the deferred tax assets of Channel America of $8,773,000. In addition, the deferred tax assets were reduced in 1995 by $2,024,000 which represents a reduction of the deferred tax assets as a result of net operating loss carryforwards which will not be available due to the change in control caused by the merger in 1995. Also, the deferred tax assets of Channel America may not be available due to its issuance of substantial additional stock. At December 31, 1994, the deferred tax assets totaled approximately $1,244,000 and were those of TSSN. All of the deferred tax assets primarily result from unused net operating losses.

         The Company will need to realize significant profits to utilize the net operating losses, all of which may not be available as described above, and may be further limited due to the organization, capitalization and acquisition costs incurred. Because of these uncertainties, a valuation allowance was established in the same amounts as the deferred tax assets because the benefit is more likely than not to be lost.

         Accumulated net operating losses total approximately $13,103,000 which expire as shown below, and do not include those of Channel America:

                                  1997          $93,000                     2006          $18,000

                                  1999         $259,000                     2007         $906,000

                                  2000         $413,000                     2008       $2,339,000

                                  2001         $311,000                     2009       $2,811,000

                                  2003          $23,000                     2010       $5,930,000

14.      COMMITMENTS AND CONTINGENCIES

         On September 15, 1992, the Company entered into a five year agreement with IDB Communications Group, Inc., which provided stereo tape play-back of Channel America programming, uplink transmission facilities to Spacenet II and occasional downlink turnaround service which enables the Company to selectively choose programming from other satellites and transmit it back to Spacenet II for transmission to the Company's network. At December 31, 1995, $885,590 due to IDB is included in accounts payable. Under the agreement, the Company was required to pay a monthly fee for primary services of $42,790 through September 15, 1996, plus a 50% surcharge until certain deferred amounts are repaid in full. Additional services such as downlink turnaround service and other services will be provided by IDB at an hourly rate ranging from $65 per hour to $188 per hour during the term. If the agreement is terminated or a change in control of the Company occurs prior to the expiration of the agreement, the entire unpaid balance due under the agreement plus the $400,000 previously due to IDB shall become immediately payable.

         On March 31, 1995, the Company entered into a four-year satellite communication agreement with AT&T, whereby the Company incurred monthly service charges of $125,000 until December 31, 1995. Thereafter, the monthly rate will be $131,500. The Company was required to pay a $125,000 deposit.

         On September 8, 1995, the Company received notice from the Osceola County, Florida Clerk of Circuit Court, of a default judgement filed against International Sports Collectibles, Inc., a wholly owned subsidiary of TSSN, and Stellar, in favor Dreams Franchise Corporation, a California corporation, on November 28, 1994 in the amount of $117,492. This liability has been recorded and is included in accounts payable as of December 31, 1995.

         The Company is the subject of an informal private inquiry which has been initiated by the staff of the Securities and Exchange Commission. The actions under examination apparently involve the sale by the Company of shares of its common stock at prices lower than that described in its private placement memorandum dated December 17, 1992; its failure to modify favorable press statements when the Company became aware that the initial statements were no longer accurate; the allegedly improper registration of shares under Form S-8 registration statements; and the allegedly improper reliance upon the transactional exemption afforded by Regulation S, in connection with several offers and sales of shares of its common stock. No allegations have been made and management believes that its actions were proper.


15.      MINORITY INTEREST

         Minority Interest represents the par value and paid in capital of the unconverted preferred stock of Channel America. The preferred stock provides for payment of annual dividends in the amount of six percent (6%) per annum through December 31, 1996, and seventeen percent (17%) per annum thereafter. The preferred stock is redeemable by Channel America, at its option, at any time at a redemption price of 105% of its par value, provided that the subordinated notes payable due December 31, 2000 have been fully paid. Upon failure of Channel America to pay two consecutive dividends, the holders of the preferred stock have the right to gain control of the Board of Directors of Channel America and convert their shares of preferred stock into an aggregate of fifty percent (50%) of the Company's outstanding common stock. As of December 31, 1995, Channel America has failed to pay the 1995 dividend which aggregates approximately $13,000 for the unconverted preferred stock.

         As more fully described in Note 6 - Acquisition of Channel America Television Network, Inc., the conversion of an aggregate of ninety percent (90%) of Channel America's notes payable and preferred stock into shares of Channel America's common stock was a significant consideration in the Company's
decision to acquire Channel America.   As of December 31, 1995, 32,710 shares
of preferred stock were outstanding ($327,100) for which the holders had accepted the Conversion Plan to convert their preferred stock into Channel's America's common stock and were eliminated in the recording of the acquisition of Channel America.

16.      COMMON AND PREFERRED STOCK

         On January 26, 1995, the Board of Directors of EVRO authorized a 1:20 reverse stock split of its common and preferred stock.

         COMMON STOCK - The Company has authorized common stock of 2,500,000 shares without par value, of which 2,497,665 shares were issued at December 31, 1995, of which 416 shares were held by THI. The Company is filing a Proxy Statement to obtain shareholder approval of an increase of its authorized common shares to 100,000,000 shares. Upon approval of the increase in authorized common shares, the Company expects to issue approximately 27,650,00 shares of common stock pursuant to the conversion of convertible preferred stock and convertible debentures outstanding as of December 31, 1995.

         Restricted common shares issued for services are valued by management for financial statement reporting purposes at the approximate market price per share less an appropriate discount to account for the inherent lack of marketability, which amount management believes reasonably approximates the value of the services received.

         THE SPORTS & SHOPPING NETWORK, INC. - The Statement of Stockholders' Equity for the period January 1, 1994 through February 28, 1995, reflects the historic transactions of TSSN.

         Change in Authorized Shares and Stock Split - On January 13, 1994, the Board of Directors of TSSN amended its Articles of Incorporation to increase its authorized capital stock from 5,000 shares of common stock to 60,300,000 shares of common stock. The Board of Directors also authorized a stock split of the Company's common stock equal to 11,000 shares for 1 share, and changed the par value from $1.00 per share to $.000082918 per share.

         Warrants - On January 15, 1994, the Board of Directors of  Stellar
granted warrants to the holders of certain Stellar common stock.   The warrants
entitled the holders to purchase one (1) share of common stock at $.50 per share for every two (2) shares of Stellar common stock held. Stellar shareholders exercised warrants to purchase 356,000 shares of common stock with cash proceeds of $178,250. All remaining warrants expired on February 18, 1994.

         NON-QUALIFIED STOCK OPTION PLAN - In December 1994, EVRO adopted a non-qualified 50,000 share stock option plan for directors and employees. The stock option plan provides for the granting of shares at market value and payment to be in cash or note payable in two years with interest to accrue at an annual rate equal to that rate of interest from time to time announced by the Internal Revenue Service as its minimum stated interest rate (determined as of the date of the note and thereafter annually on the first business day of each succeeding year). The note is collateralized by the stock exercised under
the option.   On January 4, 1995, the Company granted options to purchase
50,000 shares of common stock to its directors and employees at $2.50 per share pursuant to the non-qualified stock option plan. During January, 1995, all options were exercised for $10,000 in cash and $115,000 in notes receivable. The notes receivable have been classified as subscriptions receivable and shown as a reduction of Stockholders' Equity.

         1995 EMPLOYEE STOCK COMPENSATION PLAN - Effective April 18, 1995, the Company adopted the 1995 Employee Stock Compensation Plan (the "Plan"). No shares may be issued after April 15, 2000. The maximum number of shares of common stock which may be awarded pursuant to the Plan is 800,000 shares. Awards of common stock may be made as compensation for services rendered, directly or in lieu of other compensation payable, or as a bonus in recognition of past service or performance. As of September 30, 1995, the Company had awarded 576,000 shares of common stock for legal and financial consulting work to be completed over a period of two years. The fair market value of the common stock awards aggregated $1,755,500 based upon the average of the closing bid and ask prices of the common stock on the date of awards which averages ranged from $2.22 to $3.72 per share. The compensation is being allocated over the life of the service contracts. During the year ended December 31, 1995, compensation pursuant to these service contracts aggregating $569,620 was charged to selling, general and administrative expense. The unearned compensation at December 31, 1995 of $1,185,880 is shown as a reduction of stockholders' equity. The Company registered 600,000 shares pursuant the Plan with the Securities and Exchange Commission by the filing of two Form S-8's which became effective on April 25, 1995 and June 7, 1995.

         PROVISION FOR LOSS ON PURCHASE CONTRACT - On October 19, 1992, the Company's wholly-owned subsidiary Treasure Rockhound, entered into an employment agreement with Dale A. Fullerton. Mr. Fullerton was a former Chairman of the Board, President and the largest shareholder of the Company. In addition to a monthly salary, Mr. Fullerton was granted an option to acquire 5,000 shares (as adjusted for the reverse stock split) of the common stock of the Company for $10,000.

         In August, 1993 the Company terminated Mr. Fullerton for violating the terms of his employment agreement. In June, 1994 the parties to the employment agreement entered into a Settlement Agreement ("Agreement"). The Company entered into the Agreement, not as an admission of any wrongdoing on its part, but to avoid the substantial legal costs and management time to prepare a legal defense. Under the Agreement, Mr. Fullerton was paid amounts due to him pursuant to a promissory note, severance pay totaling $160,000, and permitted him to exercise his option to acquire 5,000 shares of common stock. The Agreement provided that Mr. Fullerton has the right, but not the obligation, to sell the 5,000 shares (100,000 shares before the reverse stock split of January 1995) to the Company over a 120 month period beginning in August, 1994 for an aggregate of $456,032. The discounted difference between the repurchase price of the stock and the current value of the Company's common stock is included in accounts payable ($22,016) and other debt ($240,692).

         PREFERRED STOCK - The Company has authorized preferred stock of 1,250,000 shares without par value. As of December 31, 1995, the following series of preferred stock were authorized and outstanding.

        Series A Preferred Stock, $20 par value, 100,000 shares authorized, no shares issued
        or outstanding                                                                                  $       0


        Series C Convertible Preferred Stock, $10 stated value, 500,000 shares authorized,
        195,400 shares issued and outstanding                                                           1,996,100

        Series D Convertible Preferred Stock, no par value, 17,000 shares authorized and
        16,984.9 shares issued and outstanding                                                          4,084,153

        Series E Convertible Preferred Stock, no par value, 30,000 shares authorized, issued
        and outstanding                                                                                    30,000

        Series F Convertible Preferred Stock, no par value, 1,680 shares authorized,
        1,324.4494 shares issued and outstanding                                                          171,300

        Series H Convertible Preferred Stock, no par value, 100,000 shares authorized, 48,000
        shares issued and outstanding                                                                   6,000,000

        Series I Convertible Preferred Stock, no par value, 7,000 shares authorized, 6,750
        shares issued and outstanding                                                                     440,943

        Series J Convertible Preferred Stock, no par value, 100 shares authorized, issued and
        outstanding                                                                                     5,000,000

        Series K Convertible Preferred Stock, no par value, 100 shares authorized, no shares
        issued or outstanding                                                                                0.00

        Series L Convertible Preferred Stock, no par value, 100 shares authorized, no shares
        issued or outstanding                                                                                0.00

        Series M Convertible Preferred Stock, no par value, 40,000 shares authorized, issued
        and outstanding                                                                                   131,038
                                                                                                       ----------

        Total Preferred Stock, 795,980 shares designated; 338,285.3494 shares of
        designated series issued and outstanding                                                      $17,853,534

        Less Series C Convertible Preferred Stock:
            Shares subject to agreement to rescind sale thereof (42,000 shares)                         (420,000)
            Shares subject to repurchase agreement (50,000 shares)                                      (500,000)

        Adjusted Preferred Stock                                                                      $16,933,434
                                                                                                       ==========

         Series B Preferred Stock was canceled by the Board of Directors during 1995. Series G Preferred Stock has not been designated nor issued. Series K and L Preferred Stock have been designated by the Board of Directors, but, no shares were issued as of December 31, 1995

         SERIES C CONVERTIBLE PREFERRED STOCK - The Board of Directors established this series with 500,000 shares authorized, with a stated value of $10.00 per share. This series was primarily created to be sold to accredited investors through private placements.

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

         Shares of Series C Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time on or after April 15, 1996 at a price equal to the sum of $10.00 per share. Each holder of Series C Preferred Stock shall have the right on or before April 15, 1997, to convert each share into fully paid and nonassessable shares of the Company's common stock at a conversion price equal to 50% of the common stock's market value. The market value is defined to be the average closing price of the Company's common stock for the ten day period prior to conversion.

         At December 31, 1995, the Company had sold 115,500 shares of Series C Preferred Stock outstanding for $1,087,585 in cash, net of sales commissions and closing costs of $67,515. In addition, the Company issued 50,000 shares of Series C Preferred Stock as additional consideration for a loan in the amount of $550,000; 26,000 shares of Series C Preferred Stock to be held as collateral against a $200,000 note payable due May 31, 1996, as extended; and 3,900 shares of Series C Preferred Stock in settlement of litigation. For the non-cash shares issued, the shares were valued at preference value with a corresponding charge against common stock.

         With respect to the sale of 42,000 shares of Series C Preferred Stock at $10.00 per share or an aggregate of $420,000, sold on May 31, 1995, the Company has agreed to rescind the sale at its sales price plus interest of $30,000. The recision was made due to the Company's inability to obtain an increase in its authorized common shares on a timely basis. For financial statement purposes, the liability of $450,000, including accrued interest, has been included in accrued liabilities. The related shares have been valued at preference value. The related sales commissions and closing costs of $44,015 have been charged against interest expense. As of April 26, 1996, the Company had repaid $250,000 of the purchase price.

         In connection with the sale of 50,000 shares of Series C Preferred Stock included above, the Company granted the buyer a put, whereby the Company would be required to redeem the 50,000 shares at $10.00 per share. Due to the put granted to the buyer, the Company has classified the related 50,000 shares of Series C Preferred Stock outside of Stockholders' Equity as being subject to a repurchase obligation. The payment of this obligation has as collateral a pledge of all of Channel America's common stock held by the Company, 40 shares of Series J Preferred Stock which is convertible into 2,000,000 shares of the common stock of the Company, and the personal guarantees of a Director and the Special Legal Counsel to the Board of Directors.

         In the event of liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or otherwise, after payment of the debts and other liabilities of the Company and before any distribution shall be made to the holder of any class of the Company's common stock, each holder of Series C Preferred Stock shall be entitled to receive the sum of $10.00 in cash for each share of Series C Preferred Stock held subject to the first priority of all holders of Series A 10% Preferred Stock.

         SERIES D CONVERTIBLE PREFERRED STOCK - The Board of Directors established this series with no par value and 17,000 shares authorized of which 16,984.9 shares are issued and outstanding as of December 31, 1995.

         This series was established for the purpose of preserving the value of the Company's then existing assets for the holders of the Company's common stock at the time of the TSSN acquisition. Pursuant to the acquisition of TSSN, EVRO issued one share of Series D Preferred Stock for each

100 shares of issued and outstanding common stock (See Note 4 - Acquisition of The Sports and Shopping Network, Inc.). The Series D Preferred Stock were issued to all holders of common stock of record as of March 27, 1995, except for Stellar. The Company issued the stock certificates on or about August 28, 1995. The Series D Preferred Stock was recorded at a value of $ 4,084,153, which represents the value net assets of THI at the date of acquisition.

         The Series D Preferred Stock has limited voting rights except as provided by operation of law and as long as any Series D Preferred Stock remains outstanding, the Company shall not, without the affirmative vote or written consent of the holders of a majority of the Series D Preferred Stock:
(a) change the preferences, rights or limitations with respect to the Series D Preferred Stock, or increase the authorized number of shares of such Series, but nothing herein contained shall require such a vote or consent (i) in connection with any increase in the total number of authorized shares of the Corporation's common stock; or (ii) in connection with the authorization, designation, increase or issuance of any class or series of stock holding a ranking subordinate to the Series D preferred stock; (b) cause THI to issue additional capital stock; (c) pledge, hypothecate or otherwise encumber the THI common stock held by the Company; or (d) take any other action which will restrict the Company's ability to conduct the conversion of the Series D Preferred Stock.

         The TSSN Acquisition agreement also provides that THI shall be entitled to receive, on an annual basis, that number of shares of the Company's voting common stock (the "Special Shares") equal to 20% of the average total assets of THI over a twelve month period (March 14 through the following March 13 each year) divided by Two Dollars ($2.00). The phrase "total assets" is defined to mean the amount set forth on the consolidated balance sheet of THI as total assets, including, without limitation, the current assets, property and equipment (net of depreciation), investments and other assets (net of amortization and adjustments). The phrase "average total assets" is defined to mean the sum of the "total assets" (as defined above) of THI as set forth on the balance sheets of THI during each of the quarters ending March 31, June 30, September 30, and December 31 during each applicable twelve month period and dividing the sum by four. THI ratably earns the Special Shares over each applicable twelve month period. THI's entitlement to the Special Shares shall cease upon the redemption of the Series D Preferred Stock.

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

         In the event of liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or otherwise, after payment of the debts and other liabilities of the Company and before any distribution shall be made to the holder of any class of the Company's common stock, each holder of

Series D Preferred Stock shall be entitled to receive all of the THI common stock held by the Company subject to the first priority of all holders of all prior series of preferred stock.

         SERIES E CONVERTIBLE PREFERRED STOCK - The Board of Directors established this series with 30,000 shares authorized, no par value. The series was used to purchase the option to acquire TSSN from BHI. The shares were recorded at their preference value of $1.00 per share with a corresponding charge against common stock.

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

         In the event of liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or otherwise, after payment of the debts and other liabilities of the Company and before any distribution shall be made to the holder of any class of the Company's common stock, each holder of Series E Preferred Stock shall be entitled to receive the sum of $1.00 in cash for each share of Series E Preferred Stock held subject to the first priority of all holders of all prior series of preferred stock.

         SERIES F CONVERTIBLE PREFERRED STOCK - The Board of Directors has established this series with 1,680 shares authorized, no par value. This series was created pursuant to the April 19, 1995 amendment to the TSSN Acquisition agreement for issuance to Stellar (See Note 4 - Acquisition of The Sports and Shopping Network, Inc.).

         As of December 31, 1995, the Company had issued 1,280 shares of Series F Preferred Stock to Stellar. In addition, the Company issued 20 shares of Series F Preferred Stock to a law firm in lieu of issuance of such shares to Stellar. Further, the Company issued 24.4494 shares of Series F Preferred Stock to two companies pursuant to consulting agreements.

         The 1,300 shares of Series F Preferred Stock were recorded at their preference value of $1.00 per share with a corresponding charge to common stock. The Series F Preferred Stock issued pursuant to consulting agreements were recorded at the average of the closing bid and ask prices of the common stock on the date of the consulting agreements, discounted to reflect stock restrictions, with a corresponding charge to operations.

         The holder of each share of Series F Preferred Stock is entitled to 1,000 votes on each matter with respect to which a vote is required of the shareholders of the Company's common stock. As long as the Series F Preferred Stock is outstanding, the Company cannot without the affirmative vote or the written consent as provided by law of 80% of the holders of the outstanding shares, voting as a class, change the preferences, rights or limitations with respect to the Series F Preferred Stock in any material respect prejudicial to the holders thereof, or increase the authorized number of shares of such Series. Series F Preferred Stock shall not bear dividends.

         Each holder of Series F Preferred Stock shall have the right, at his option, at any time after the Company increases its authorized common shares, to convert each share into fully paid and nonassessable shares of the Company's common stock at a conversion ratio of 10,000 shares of common stock for each share of Series F Preferred Stock.

         In the event of liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or otherwise, after payment of the debts and other liabilities of the Company and before any distribution shall be made to the holder of any class of the Company's common stock, each holder of Series F Preferred Stock shall be entitled to receive the sum of $1.00 in cash for each share of Series F Preferred Stock held subject to the first priority of all holders of all prior series of preferred stock.

         SERIES H CONVERTIBLE PREFERRED STOCK - The Board of Directors established this series with 100,000 shares authorized, no par value. This series was primarily created to be used in connection with acquisitions, including the acquisition of Channel America (See Note 6 - Acquisition of Channel America Television Network, Inc.).

         The Series H Preferred Stock has no voting rights except as provided by operation of law and shall not bear dividends. As long as the Series H Preferred Stock is outstanding, the Company cannot without the affirmative vote or the written consent as provided by law of 80% of the holders of the outstanding shares, voting as a class, change the preferences, rights or limitations with respect to the Series H Preferred Stock in any material respect prejudicial to the holders thereof, or increase the authorized number of shares of such Series.

          Shares of Series H Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time on or after June 30, 1996 at a price equal to the sum of $125.00 per share. Each holder of Series H Preferred Stock shall have the right, at his option, at any time, but not later than June 30, 1997, after the Company increases its authorized common shares, to convert each share into fully paid and nonassessable shares of the Company's common stock at a conversion price equal to the greater of the common stock's per share market value or $2.00. The Shares being converted shall be multiplied by 125 before determining the common shares to be received. Market value is defined to be the average closing price per share of the Company's common stock for the ten day period prior to conversion. As more fully described in Note 6
- - Acquisition of Channel America Television Network, Inc., the purchase agreements, as amended, provide that in the event the per share market value of the Company's common stock was less than $2.00 per share, then the number of common shares would be increased to attain the ascribed value of $6,000,000. At December 31,

1995, the average of the closing bid and ask prices for the Company's common stock was $1.5938. Accordingly, the Company shall issue upon conversion of the related Series H Preferred Stock, 3,764,588 shares of the Company's common
stock.   As of December 31, 1995, the Company had issued 48,000 shares into escrow in connection with the acquisition of Channel America. Such shares were ascribed a value of $6,000,000 as discussed above.

         In the event of liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or otherwise, after payment of the debts and other liabilities of the Company and before any distribution shall be made to the holder of any class of the Company's common stock, each holder of Series H Preferred Stock shall be entitled to receive the sum of $125.00 in cash for each share of Series H Preferred Stock held subject to the first priority of all holders of all prior series of preferred stock and Series I Convertible Preferred Stock.


         SERIES I CONVERTIBLE PREFERRED STOCK - The Board of Directors established this series with 7,000 shares authorized, no par value. This series was primarily created to be used for compensation of persons under consulting agreements.

         As of December 31, 1995, the Company had issued 5,750 shares of Series I Preferred Stock to two individuals and a brokerage firm pursuant to financial consulting agreements. The Company also issued 1,000 shares of Series I Preferred Stock as additional consideration for a loan in the amount of $250,000. The value of the shares issued pursuant to the consulting agreements and loan was determined based upon the average of the closing bid and ask prices of the underlying restricted common stock on the date of the respective agreements, discounted to reflect stock restrictions. With respect to the consulting agreements, the compensation is being allocated over the life of the consulting contracts. The contracts expire in July and October 1997. During the year ended December 31, 1995, compensation and loan costs of $122,000 were charged to operations. The unearned compensation at December 31, 1995 of $319,000 is shown as a reduction of stockholders' equity. Management believes that the values ascribed as compensation pursuant to the consulting contracts are reasonable.

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

          Shares of Series I Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time on or after April 15, 1996 at a price of $162.50 per share. Each holder of Series I Preferred Stock shall have the right, at his option, at any time after the Company increases its authorized common shares, to convert each share into fully paid and nonassessable shares of the

Company's common stock at a conversion ratio of 200 shares of common stock for each share of Series I Preferred Stock.

         In the event of liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or otherwise, after payment of the debts and other liabilities of the Company and before any distribution shall be made to the holder of any class of the Company's common stock, each holder of Series I Preferred Stock shall be entitled to receive the sum of $162.50 in cash for each share of Series I Preferred Stock held subject to the first priority of all holders of all prior series of preferred stock, except for Series H Preferred Stock which was issued subsequent to Series I Preferred Stock.

         SERIES J CONVERTIBLE PREFERRED STOCK - The Board of Directors established this series with 100 shares authorized, no par value.

         This series was intended to be sold to accredited investors through private placements. However, 60 shares of Series J Preferred Stock was used as collateral for a put granted to the buyer of 50,000 shares of Series C Preferred Stock (see Series C Convertible Preferred Stock of this Note) and 40 shares of the Series J Preferred Stock was used as collateral for an obligation pursuant to a five year consulting contract (see Note 9 - Other Assets; Other - Net; Consulting Contract). The shares were recorded at their liquidation preference value of $50,000 per share with a corresponding charge to common stock.

         The Series J Preferred Stock has no voting rights except as provided by operation of law does not bear dividends, and is not redeemable. As long as the Series J Preferred Stock is outstanding, the Company cannot without the affirmative vote or the written consent as provided by law of 80% of the holders of the outstanding shares, voting as a class, change the preferences, rights or limitations with respect to the Series J Preferred Stock in any material respect prejudicial to the holders thereof, or increase the authorized number of shares of such Series.

           Each holder of Series J Preferred Stock shall have the right, at his option, at any time after the Company increases its authorized common shares, to convert each share into fully paid and nonassessable shares of the Company's common stock at a conversion ratio of 50,000 shares of common stock for each share of Series J Preferred Stock. The Series J Preferred Stock automatically converts to common shares on June 30, 1997.

         In the event of liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or otherwise, after payment of the debts and other liabilities of the Company and before any distribution shall be made to the holder of any class of the Company's common stock, each holder of Series J Preferred Stock shall be entitled to receive the sum of $50,000 in cash for each share of Series J Preferred Stock held subject to the first priority of all holders of all prior series of preferred stock.

         SERIES M CONVERTIBLE PREFERRED STOCK - The Board of Directors established this series with 40,000 shares authorized, no par value.

         The Company issued 25,000 shares of Series M Preferred Stock to a law firm (of which a director of the Company is a partner) as security for outstanding legal fees in excess of $250,000. The Company also issued 15,000 shares of Series M Preferred Stock to Daniel M. Boyar, Special Legal Counsel to the Board of Directors and a former Director, President and Chief Executive Officer, for the exclusive services rendered by him to the Company (see Note 14
- - Related Party Transactions). The 25,000 shares issued to the law firm as collateral were recorded at $56,976 which represents the lower of the liquidation preference of $10.00 per share ($250,000) or the available common stock carrying value ($56,976) with a corresponding charge to common stock.
The value of the 15,000 shares issued for compensation ($74,062) was determined based upon the average of the closing bid and ask prices of the underlying restricted common stock on the date of the agreement, discounted to reflect stock restrictions, with a corresponding charge to operations. Management believes that the value ascribed as compensation is reasonable.

         The holder of each share of Series M Preferred Stock is entitled to 10 votes on each matter with respect to which a vote is required of the shareholders of the Company's common stock. As long as the Series M Preferred Stock is outstanding, the Company cannot without the affirmative vote or the written consent as provided by law of 80% of the holders of the outstanding shares, voting as a class, change the preferences, rights or limitations with respect to the Series M Preferred Stock in any material respect prejudicial to the holders thereof, or increase the authorized number of shares of such Series. The shares do not bear dividends and are not redeemable.

           Each holder of Series M Preferred Stock shall have the right, at his option, at any time after the Company increases its authorized common shares, to convert each share into fully paid and nonassessable shares of the Company's common stock at a conversion ratio of 10 shares of common stock for each share of Series M Preferred Stock. The Series M Preferred Stock automatically converts to common stock on June 30, 1997.

         In the event of liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or otherwise, after payment of the debts and other liabilities of the Company and before any distribution shall be made to the holder of any class of the Company's common stock, each holder of Series M Preferred Stock shall be entitled to receive the sum of $10.00 in cash for each share of Series M Preferred Stock held subject to the first priority of all holders of all prior series of preferred stock.


17.      RELATED PARTY TRANSACTIONS

         THE STELLAR COMPANIES, INC. - In March 1995, EVRO acquired 98.35% of the shares of the common capital stock of TSSN, from Stellar in exchange for EVRO's agreement to issue shares of its common stock. The agreement between EVRO and Stellar has been subsequently amended and is discussed more fully elsewhere herein.

         During 1995 and 1994, Stellar charged TSSN $760,000 and $1,150,000, respectively, for management and accounting services which were accrued to Amounts Due to Affiliates - The Stellar Companies, Inc. Stellar charged TSSN based upon estimated time and charges incurred by Stellar on TSSN's behalf. Management asserts that the fees charged to TSSN approximate the costs that would have been incurred by TSSN if it had operated on a stand alone basis. During 1995 and 1994, TSSN paid to Stellar $454,969 and $428,116, respectively. At December 31, 1995, Stellar was owed $430,302 by TSSN, which amounts do not bear interest.

         TSSN issued a note payable to Stellar, as of December 31, 1993 in the amount of $1,258,116 in satisfaction of the balance of the Amounts Due to Affiliates - The Stellar Companies, Inc. The note provided for interest at 7% per annum and was payable in cash or by the issuance of 1,729,908 (as adjusted for stock split) shares of common stock, at the option of TSSN.

         On November 30, 1994, TSSN satisfied the note payable and accrued interest of $80,588.36 by issuance of 1,729,908 shares of common stock to Stellar. In addition, TSSN issued 2,018,226 shares of common stock in satisfaction of additional advances by Stellar aggregating $403,645.

         During 1994, a founder of Stellar, former officer and former director of Stellar raised certain claims with respect to inventory of TSSN held in part by the individual. Due to the claims outstanding, TSSN transferred the inventory of sports memorabilia and lithographs of jazz greats at a cost of $231,333, together with liabilities of $73,365 to Stellar which was offset against $157,968 of advances from Stellar.

         AMERICAN CLINICAL LABORATORIES, INC. - ACL and THI provide management services to one another. The cost of these services are based upon the percentage of time that the individuals expend on one another's behalf, including payroll taxes, insurance, automobile allowance, and reimbursed expenditures. The aggregate billings of each company for the period March 1, 1995 through December 31, 1995 were approximately equal. During 1995, THI paid $12,906, on a net basis, to ACL. As of December 31, 1995, ACL was owed $11,644.

         OTHER - Daniel M. Boyar, President of BHI, served as Director, President and Chief Executive Officer of the Company from March 14, 1995 through October 3, 1995 for compensation of $93,500, of which $60,000 was paid in 1995. Effective October 1, 1995, the Company engaged Mr. Boyar as Special Legal Counsel for the Board of Directors of the Company. The professional services agreement, which expires on March 14, 1997, as amended, provides for a legal fee at the rate of $180,000 per annum. Fees aggregated $45,000 for 1995 and were accrued but not paid as of December 31, 1995. The agreement provides that in addition to the base fee, the Company shall pay to Boyar a cash bonus equal to 5% of any gross funds received by the Company, in excess of $4,000,000, from any and all activity which is directly attributed to and the
result of Mr. Boyar's services to the Company.   No amounts were due and/or
accrued for bonus in 1995. EVRO also issued Mr. Boyar 15,000 shares of its Series M Preferred for services rendered.

         During 1995, Scolaro, Shulman provided legal services to EVRO totaling approximately $250,000. EVRO agreed to issue to Scolaro, Shulman 25,000 shares of EVRO's Series M Preferred Stock as security for the payment of such fees. Each share of Series M Preferred is convertible into 10 shares of EVRO's common stock and has voting rights equal to 10 shares of EVRO's common stock. At any time after EVRO increases its authorized shares of common stock, Scolaro, Shulman may put its shares of Series M Preferred to EVRO at a price of $10.00 per share. If EVRO is unable or unwilling to fulfill its obligations under the put, Scolaro, Shulman shall have the right to retain all 25,000 shares of its Series M Preferred and shall further be entitled to receive all legal fees due and owing from EVRO or any of its subsidiaries. Stephen H. Cohen, who is both EVRO's secretary and a director, is a partner with Scolaro, Shulman. While the Board believes that the agreement reached with Scolaro, Shulman is fair to EVRO, there can be no assurance that the agreement is as favorable to EVRO as one that might have been negotiated in an arms-length transaction.


18.      BUSINESS SEGMENTS

         The Company has identified its major lines of business to be the RV campgrounds, broadcasting and shopping.


- ------------------------------------------------------------

                                       RV
                                   Campgrounds    Broadcasting      Shopping       Corporate        Total
                                   -----------    ------------    -----------     -----------    -----------
 Sales and revenues                $ 1,070,471    $    388,925    $   176,566     $         0    $ 1,635,962

 Cost of sales and revenues            734,104         685,256        260,370               0      1,679,730
                                   -----------    ------------    -----------     ------------   -----------
 Gross margin                          336,367        (296,331)       (83,804)              0        (43,768)

 Operating expenses                    950,885         552,396       1,833,317      1,590,192      4,926,790

 Depreciation and amortization         277,337         235,542          32,642              0        545,521
                                   -----------    ------------    ------------    -----------    -----------
 Income (loss) from operations        (891,855)     (1,084,269)     (1,949,763)    (1,590,192)    (5,516,079)

 Other items                           185,765          11,751          10,395      2,174,656      2,382,567
                                   -----------    ------------    ------------    -----------    -----------
 Net income (loss)                 $(1,077,620)   $ (1,096,020)   $ (1,960,158)   $(3,764,848)   $(7,898,646)
                                   ===========    ============    ============    ===========    ===========
 Identifiable assets               $ 6,977,963    $ 10,279,123    $    374,857    $   858,339    $18,490,282
                                   ===========    ============    ============    ===========    ===========



19.      ADDITIONAL CASH FLOW STATEMENT INFORMATION

         The noncash effect of the acquisition of TSSN and Channel America is summarized below:

                                                                                                  CHANNEL
              INCREASE IN ASSETS:                                                 TSSN            AMERICA
                                                                                  ----             -------
              Notes and other receivables                                  $     81,141    $        41,713

              Prepaid expenses                                                   18,788             86,506
                                                                           ------------    ---------------
                Increase in current assets                                       99,929            128,219

              Property , equipment, and program library                       3,487,891          1,882,957

              Unamortized goodwill                                            3,595,592          8,311,878

              Other assets                                                      168,617            242,400
                                                                           ------------    ---------------
                Total increase in assets                                      7,352,029         10,565,454
                                                                           ------------    ---------------
              INCREASE IN LIABILITIES:

              Notes payable and current portion of long-term debt               428,638            874,783

              Accounts payable                                                  654,495          2,910,863

              Amounts due to affiliates                                          24,550

              Accrued liabilities                                               145,995            443,035
                                                                           ------------    ---------------
                Increase in current liabilities                               1,253,678          4,228,681

              Long-term debt                                                  1,731,276

              Other liabilities                                                 292,024
                                                                           ------------    ---------------
                Total increase in liabilities                                 3,276,978          4,228,681
                                                                           ------------    ---------------
              Minority interest                                                                    212,780
                                                                                           ---------------
              CHANGE IN STOCKHOLDERS' EQUITY:

              Issuance of Series D Convertible Preferred Stock (16,985        4,084,153
              shares)

              Issuance of Series E Convertible Preferred Stock (30,000
              shares)                                                            30,000

              Issuance of Series H Convertible Preferred Stock                                   6,000,000
              (48,000 shares)

              Common stock                                                    3,460,823

              Additional paid in capital                                     (3,490,823)
                                                                           ------------    ---------------

                Total increase in stockholders' equity                        4,084,153          6,000,000
                                                                          -------------    ---------------
                Total increase in liabilities and stockholders' equity        7,361,131         10,441,461
                                                                          -------------    ---------------

              CASH ACQUIRED (INVESTED)                                    $       9,102    $      (123,993)
                                                                          =============    ===============

         Other noncash transactions which occurred during the twelve months ended December 31, 1995 are as follows:

       Common stock issued pursuant to the 1995 Employee Stock Compensation Plan
       (576,000 shares)                                                                           $ (1,755,500)

       Preferred stock issued pursuant to Consulting Agreements:
         Series F Convertible Preferred Stock - 24.4 shares                                           (170,000)

         Series I Convertible Preferred Stock - 5750 shares                                           (382,193)

         Series M Convertible Preferred Stock - 15,000 shares                                          (74,062)

       Compensation earned during the year ended December 31, 1995                                     877,030

       Unearned compensation as of December 31, 1995                                                 1,504,725

       Issuance of Series F Convertible Preferred Stock
        to Stellar and its designee - 1,300 shares                                                $     (1,300)

       Common stock                                                                                      1,300

       Issuance of Preferred Stock as collateral:
         Series C Convertible Preferred Stock - 26,000 shares                                     $   (260,000)

         Series J Convertible Preferred Stock -100 shares                                           (5,000,000)

         Series M Convertible Preferred Stock - 25,000 shares                                          (56,976)

       Common stock                                                                                  5,056,976

       Issuance of Preferred Stock in consideration of loan agreements:
         Series C Convertible Preferred Stock - 50,000 shares                                     $   (500,000)

         Series I Convertible Preferred Stock - 1,000 shares                                           (58,750)

       Interest and financing costs                                                                    558,750


       Series C Convertible Preferred Stock issued in settlement of litigation -
         26,000 shares                                                                                $(39,000)

       Selling, general and administrative costs                                                        39,000

20.      PROFORMA FINANCIAL INFORMATION

         The Condensed Proforma Combined Statements of Operations (the "Statement") shown below for the years ended December 31, 1995 and 1994 have been prepared as if EVRO and Channel America had been acquired as of the beginning of each of the respective periods, adjusted to reflect an increase in amortization resulting from goodwill recorded in the mergers. In addition, the

Statement was adjusted to reflect the reduction of interest expense and dividends as if certain notes payable and preferred stock aggregating $6,391,000 had been converted into common stock of Channel America at the beginning of each of the respective periods. The proforma weighted average number of shares used to compute the proforma loss per share was based on the actual number of EVRO shares outstanding, adjusted for the number of common shares issued to Stellar (500,000 shares). For the year ended December 31, 1994, the number of EVRO common shares issued to Stellar (500,000 shares) were adjusted for the effect of a November 30, 1994 change in the number of issued shares of TSSN held by Stellar.

              Condensed Proforma Combined Statement of Operations

                                                                                 For The Year Ended
                                                                                 ------------------

                                                                              12/30/95            12/30/94
                                                                              --------            --------
             Sales and revenues                                            $  2,904,295         $ 2,769,700

             Cost of sales and revenues                                       3,620,017           2,714,134
                                                                           ------------         -----------

             Gross margin                                                      (715,722)             55,566

             Operating expenses                                               7,083,076           5,815,609
                                                                           ------------         -----------

             Operating loss of continuing operations                         (7,798,798)         (5,760,043)

             Other income (expense)                                          (2,320,538)           (272,013)
                                                                           ------------         -----------

             Net loss from continuing operations                           $(10,119,336)        $(6,032,056)
                                                                           ============         ===========

             Net loss per share from continuing operations                       $(4.34)            $ (3.49)
                                                                           ============         ===========

             Average number of common shares outstanding                      2,330,656           1,726,172
                                                                           ============         ===========

21.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         As of December 31, 1995, the balance sheet of the Company includes notes payable and mortgage notes payable with a carrying value of $3,583,000. The aforementioned carrying value is considered to reflect fair value, because the current terms and conditions of loans presently available to the Company are similar to those for the existing debt.

         With respect to the convertible debt of $790,000 as shown in the balance sheet at December 31, 1995, such debt and its related terms and conditions represent transactions entered into during the last quarter of 1995. Additional debenture transactions were concluded during the first quarter of 1996 with similar terms and conditions. Accordingly, the carrying value for the debenture payables is considered to approximate fair value.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   EVRO had no change in or disagreements with its accountants during the last two fiscal years.



                  [Balance of Page Left Intentionally Blank.]

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

   NAME                               POSITION                             AGE
   ----                               --------                             ---
Thomas L. Jensen              Chairman of the Board, Chief
                              Executive Officer and                        61
                              Director


Stephen H. Cohen              Secretary and Director                       50


D. Jerry Diamond              Director                                     56


Max P. Cawal                  Director                                     51


Daniel M. Boyar               Special Legal Counsel to the
                              Board of Directors                           41


O. Don Lauher                 Treasurer and Chief
                              Financial  Officer                           53

       THOMAS L. JENSEN was elected Chairman of the Board and Director of EVRO on March 14, 1995 and has served as EVRO's Chief Executive Officer from October 3, 1995. Mr. Jensen is also Chairman of the Board, Chief Executive Officer and President of The Stellar Companies, Inc. ("Stellar"), in which capacities he has served since November 1992. Mr. Jensen is also President of Olympus Development Corporation which develops commercial real estate primarily in Florida. In addition, from 1979 until March 1993, he served as vice president of Wood Properties, Inc., an affiliate of the Lawler-Wood Group, a closely held corporation based in Knoxville, Tennessee. He is presently a general partner of Spacecoast Associates, Ltd., the managing partner of the Maingate Joint Venture, a partnership that owns the Radisson Maingate Hotel in Orlando, Florida (located directly outside the main entrance to Walt Disney World.) Mr. Jensen served in the Tennessee Legislature from 1967 until associating with the Lawler-Wood Group in 1979. He was elected Minority Leader of the House of Representatives in 1970 and was floor leader for Governor Winfield Dunn through multiple terms of office. As a legislator, Mr. Jensen sponsored and passed several landmark bills in Tennessee, including one that effected a restructuring of the rules of procedure, the budgeting process and several departments of State Government, and another that established a system of statewide public kindergartens. As a legislator, Mr. Jensen also served on numerous national committees and boards and in 1975 was elected President of the National Conference of State Legislatures. During his term, the California Assembly praised him for "his active role in improving state image at the national level and in assisting the California Legislature and other state legislatures..." Mr. Jensen serves as Past Chairman and Member of the Board of Metropolitan Knoxville Airport Authority, Chairman of the Board of the Knox County Private Industry Council, Board Member of the Knoxville Chamber of Commerce, Chairman of the Board of Trustees of the Tennessee Baptist Foundation, and on several other business and civic boards and committees.

       STEPHEN H. COHEN was elected Secretary and Director of EVRO on March
14, 1995. Mr. Cohen, a licensed attorney, is a founding partner of the Syracuse, New York law firm of Scolaro, Shulman, Cohen, Lawler & Burstein, P.C. ("Scolaro Shulman"). Mr. Cohen has been with such law firm since its inception in 1979 and is presently a partner with the firm. He is a member of the New York and Pennsylvania bars, and specializes in the areas of federal income tax, employee benefits, estate planning, and health care. Mr. Cohen received his undergraduate degree in Accounting from Syracuse University in 1967 and his J.D. from Syracuse University's College of Law in 1970. He is a frequent lecturer on the topics of employee benefits and health care and has been designated in the book, "Best Lawyers in America," in the area of employee benefits. Mr. Cohen is also the Secretary and a director of Stellar, in which capacity he has served since November, 1992.

       D. JERRY DIAMOND was elected as Director of EVRO on October 19, 1992. He served as Chairman of the Board, President and Chief Executive Officer of EVRO from October 19, 1992 until his resignation on March 14, 1995. Since October, 1994, Mr. Diamond has served as Chairman, President and Chief Executive Officer of American Clinical Labs, Inc. ("ACL"), a Florida corporation. From February 1992 through October 1992, Mr. Diamond was Senior Vice President and Chief Operating Officer of Veridien Corporation, a publicly traded healthcare company headquartered in St. Petersburg, Florida, which specializes in infection control. From May 1988 through February

1992, Mr. Diamond was Chairman, President and Chief Executive Officer of Coastland Corporation of Florida, a Tampa, Florida based company specializing in the development of businesses in the hazardous and nonhazardous waste recycling industry. For the past 18 years, Mr. Diamond has had an extensive background in managing publicly traded companies. Mr. Diamond is currently the Chairman of the Board of Directors, Chief Executive Officer and President of Technology Holdings, Inc. ("THI"), a Florida corporation and wholly owned subsidiary of EVRO.

       MAX P. CAWAL was appointed as a Director of  EVRO on March 1, 1996.
From August 1990 to June 1995, Mr. Cawal served as the President of Peak Development Co., a time share resort located in Orlando, Florida. Mr. Cawal graduated from Queens College in New York, New York where Mr. Cawal received a bachelor's degree in Economics. On March 1, 1996, EVRO retained Mr. Cawal as a consultant for a one year period to provide general financial advice to EVRO.

       DANIEL M. BOYAR was elected President, Chief Executive Officer and Director of EVRO on March 14, 1995 positions he held until October 3, 1995 at which time he resigned as an officer and director of EVRO and was retained by EVRO as Special Legal Counsel to the Board of Directors. Mr. Boyar, a licensed attorney, is the sole owner of Boyar Holdings, Inc., an investment company specializing in equity capital private placements, syndications, corporate mergers and acquisitions, and growth stocks for public companies. Mr. Boyar is a sole practitioner, who specializes in commercial transaction law, and has practiced in either Ocala, West Palm Beach or Orlando, Florida from December 1990 to date. From November 1993 to May 1994, Mr. Boyar served as the secretary and special counsel to Members Service Corp., a corporation whose shares are traded on NASDAQ. From June 1993 to July 1993, Mr. Boyar served as the President, Chief Executive Officer and a Director of Aspen Marine Group, Inc., also a corporation whose shares were traded on NASDAQ. From August 1991 to date, Mr. Boyar served as the President, Chief Executive Officer and a Director of Sportsworld 2000, Inc., a corporation whose shares were traded in the over-the-counter market. From March 1991 to June 1991, Mr. Boyar served as the President, Chief Executive Officer and a Director of Iroquois Brands, Ltd. a corporation whose shares were traded on the American Stock Exchange. From January 1991 to April 1991, Mr. Boyar served as the President, Chief Executive Officer and a Director of International Standards Group, Inc., a corporation whose shares were traded in the over-the-counter market. Mr. Boyar is a third generation real estate developer from southern California, having participated in his family's home building public company at the age of 20. He is a graduate of the University of Miami, from which he received a Bachelor of Business Administration Degree in Finance, and of Southwestern University School of Law, from which he completed the law school curriculum in two years, receiving a J.D. degree. Additionally, Mr. Boyar completed the Masters of Law Program in Taxation at Boston University, receiving his L.L.M. degree. On March 21, 1996, Mr. Boyar was indicted, and charged with wire fraud, money laundering and violating the federal securities laws in connection with his employment by Members Service Corporation. This proceedings is currently pending in the United States District Court, Middle District, State of Florida, Orlando, Division. Mr. Boyar is charged with issuing false press releases, selling securities that were not propertly registered under the Securities Act of 1933, as amended, and with making misrepresentations in connection with the sale of such securities. Mr. Boyar has plead "Not guilty" to such charges, believes such charges to be without merit and has retained counsel to vigorously defend the charges brought against him.

       O. DON LAUHER was elected Treasurer and Chief Financial Officer of
EVRO on March 14, 1995. Mr. Lauher is also Chief Financial Officer and Treasurer of Stellar, in which capacities he has served since January 1993. Prior to joining Stellar, Mr. Lauher served as Vice President/Chief Accounting Officer of The Major Group, Inc. (f/k/a the Radice Corporation), a NYSE listed company from 1982 through 1992, principally engaged in providing real estate management and advisory services. Prior to 1989, Major was a diversified real estate merchant builder involved in the development of commercial office parks; residential, single-family and condominium communities; rental apartment projects; and adult congregate living facilities with total assets approximating $400 million. Mr. Lauher directed and monitored the overall accounting and financial activities, including cash management, accounting, tax, SEC compliance, MIS, construction financing, insurance and administrative functions, prepared short and long-range financial models for all phases of the company's operations, and its annual business plan. He coordinated the use of the company's consultants for accounting, financial and tax matters. In addition, he also served as corporate secretary from 1990 through 1992. Prior to his tenure with Major, Mr. Lauher was the Chicago Regional Controller for Levitt Homes, Inc., for five years. The annual sales for the Chicago region were in excess of $60 million. Prior to his service with Levitt, Mr. Lauher served as Audit Manager, Senior and Junior Accountant with Price Waterhouse & Company for 11 years. Mr. Lauher is a member of the American Institute of Certified Public Accountants and graduated from Southern Illinois University with a B.S. in Accounting.





                  [Balance of Page Left Intentionally Blank.]

SECTION 16 REPORTS

       The requirements imposed by Section 16(a) of the Securities Exchange
Act of 1934, as amended, provide that EVRO's Officers and Directors, and persons who own more than ten percent of EVRO's Common Stock, file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5) with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish EVRO with copies of all such forms they file. Based solely on its review of the copies of such forms received, EVRO believes that during its fiscal year ended December 31, 1995, ACL had two late filings of Form 4 regarding two transactions, Messrs. Donald R. Mastropietro and Max P. Cawal each had one late filing of Form 3, and James L. Kennedy and Gerald Pennington each had one late Form 4 filing. To EVRO's knowledge, the preceding persons were the only officers, directors or greater than ten percent beneficial owners that did not file all of the above referenced forms on a timely basis.

                   [Balance of Page Left Intentionally Blank]

  COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS


         CASH COMPENSATION


 SUMMARY COMPENSATION TABLE

                                                           Long Term Compensation
                                                           ----------------------


                             Annual Compensation                   Awards            Payouts
                             ---------------------------------------------------------------


                                                           Restricted
 Name and                                 Other Annual      Stock                                All Other
 Principal             Salary    Bonus    Compensation     Award(s)    Options/      Payouts   Compensation
 Position     Year       $         $           $             $          SAR's (#)      $            $
 --------     ----    --------   ------   -------------    ---------    ---------    -------    ------------
 D. Jerry
 Diamond,     1995      -0-                         0
 Chief        1994    135,000                       0
 Executive    1993    180,000(1)                5,638
 Officer

 Daniel M.
 Boyar,
 Chief        1995     97,500(2) 74,062        45,000
 Executive
 Officer


 Thomas       1995      -0-
 L. Jensen
 Chief
 Executive
 Officer




______________


       (1)Included in the amount earned in 1993 is $90,000 for which payment was deferred to 1994.
       (2)Salary accrued for the six and one-half month period Mr. Boyar served as Chief Executive Officer, of which $60,048 has been paid. The balance of which will be paid as EVRO has available cash flow. Mr. Boyar was subsequently retained as special counsel. The amount recorded as other annual compensation relates to accrued earnings for Mr. Boyar's services as special counsel. (See "Certain Relationships and Related Transactions of Management and Others." The amount recorded as a bonus paid to Mr. Boyar was paid by EVRO's issuance to Mr. Boyar of 15,000 shares of EVRO's Series M Preferred.

         EVRO may adopt additional compensation programs at a later date suitable for its executive personnel. EVRO is unable to predict at this time the format or manner of compensation to be included in any such program.





                  [Balance of Page Left Intentionally Blank.]

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT

         To EVRO's knowledge, the following table sets forth information as of March 29, 1996 with respect to the beneficial ownership of EVRO's Voting Stock by each person who is known by EVRO to beneficially own more than 5% of any class of the Voting Stock, by each director and by all directors and executive officers as a group. The table also sets forth the number of shares of common stock that will be owned by such persons or group if EVRO's shareholders approve of the increase in the authorized shares of EVRO's common stock to 100,000,000 shares, as more fully discussed herein.

COMMON SHARES

                                                                                          After Increase in Authorized
                                                                 Present Holdings           Shares of Common Stock(1)
                                                                 ----------------           --------------------------
 Title                                                                       Percent                          Percent
 Class                     Name and Address                    Amount        of Class          Amount        of Class
 -----                     ----------------                    ------        --------          ------        --------
 Common       Thomas L. Jensen                                525,018.80(2)     21.02%          15,465,540     44.41%
              (Chief Executive Officer, Chairman
              of the Board and Director)
              1601 Riverview Tower
              Knoxville, TN 37902

 Common       Daniel M. Boyar(4)                                       0            0%             449,900      1.29%
              3101 S.W. 34th Avenue #905-427
              Ocala, FL  34474

 Common       Stephen H. Cohen                                525,018.80(2)     21.02%          15,751,199     45.23%
              (Secretary and Director)(5)
              90 Presidential Plaza
              Syracuse, NY 13202

 Common       D. Jerry Diamond (Director)                      21,738.85            *(6)           896,756      2.57%
              1509 S. Florida Avenue, Ste. 3
              Lakeland, FL 33803

 Common       Max P. Cawal (Director)                          10,000.00            *(6)            10,000         *(6)
              8731 Fernwicke Court
              Orlando, FL  32819

 Common       O. Don Lauher                                   525,018.80(2)     21.02%          15,465,540     44.41%
              (Treasurer and Chief Financial Officer)(3)
              523 Douglas Avenue
              Altamonte Springs, FL 32714

 Common       The Stellar Companies, Inc.                     525,018.80(2)         0%          15,465,540     44.41%
              c/o EVRO Corporation
              523 Douglas Avenue
              Altamonte Springs, FL 32714

                                                                                         After Increase in Authorized
                                                                 Present Holdings           Shares of Common Stock
                                                                 ----------------           ----------------------
 Title                                                                       Percent                          Percent
 Class                     Name and Address                    Amount        of Class          Amount        of Class
 -----                     ----------------                    ------        --------          ------        --------
 Common       American Clinical Labs, Inc.                    525,018.80        21.02%             875,018      2.51%
              1509 S. Florida Avenue, Ste. 3
              Lakeland, FL 33803

 Common       All Executive Officers and Directors as a       556,757.65        22.29%          16,657,955     47.83%
              Group (5 Persons)

 PREFERRED SHARES

 Series E     Boyar Holdings, Inc.                                 4,499        15.00%          n/a             n/a
 Preferred    3101 S.W. 34th Avenue #905-427
              Ocala, Fl 34474

 Series E     Blackhawk Financial Group, Inc.                      4,000        13.33%          n/a             n/a
 Preferred    1211 Tech Boulevard, Ste. 101
              Tampa, FL 33619

 Series E     American Clinical Labs, Inc.                         3,500        11.67%          n/a             n/a
 Preferred    1509 S. Florida Avenue, Ste. 3
              Lakeland, FL 33803

 Series F     The Stellar Companies, Inc.                     1,198.4303        88.60%          n/a             n/a
 Preferred    c/o EVRO Corporation
              523 Douglas Avenue
              Altamonte Springs, FL 32714

 Series F     Scolaro, Shulman, Cohen, Lawler &                   3.5659            *(6)        n/a             n/a
 Preferred    Burstein, P.C.
              90 Presidential Plaza
              Syracuse, NY  13202

 Series M     Daniel M. Boyar                                     15,000        37.50%          n/a             n/a
 Preferred    3101 S.W. 34th Avenue # 905-427
              Ocala, Florida 34474

 Series M     Scolaro, Shulman, Cohen, Lawler &                   25,000        62.50%          n/a             n/a
 Preferred    Burstein, P.C.
              90 Presidential Plaza
              Syracuse, NY 13202

       (1)The various assumptions made to determine the number of shares of common stock that will be issued by EVRO upon an increase in its authorized shares of common stock are set forth on Schedule A to this Annual Report.

       (2)Includes 525,018.8 shares owned by American Clinical Labs, Inc. ("ACL"). ACL provided The Stellar Companies, Inc., ("Stellar"), a corporation which Mr. Jensen serves as an officer and director, an irrevocable proxy to vote the shares of ACL until the shares owned by ACL represent less than 5% of EVRO's issued and outstanding shares of common stock. Upon the approval of the increase in EVRO's authorized shares of common stock, the proxy shall expire. ACL has subsequently sold 125,000 shares, however, such shares were sold after the record date for EVRO's upcoming shareholder meeting.

       (3)Includes 11,856,502 shares that Stellar can receive upon the conversion of its shares of Series F Preferred Stock; and 3,609,038 shares of common stock to be received by Stellar upon EVRO's increase in its authorized shares of common stock, representing the balance of the shares that EVRO is obligated to issue to Stellar pursuant to the terms of the agreement, dated March 14, 1995, between EVRO and Stellar, whereby EVRO acquired 98.35% of the shares of the common stock of The Sports and Shopping Network, Inc. (collectively, the "Stellar Shares").

       (4)Includes 449,900 shares of common stock of EVRO which can be issued to Boyar Holdings, Inc. ("BHI"), an entity wholly owned by Mr. Boyar, upon BHI converting the 4,499 shares of Series E Stock Preferred Stock that it owns. Also includes 150,000 shares of EVRO's common stock issuable to Mr. Boyar, upon his conversion of the 15,000 shares of Series M Preferred Stock that Mr. Boyar owns.

       (5)Mr. Cohen is a director of Stellar and is attributed with the ownership of the shares that Stellar has voting control over and any shares directly or indirectly owned by Stellar and, accordingly, is attributed with the voting power of the Stellar Shares. Includes 35,659 shares of Common Stock issuable to Scolaro, Shulman, Cohen, Lawler & Burstein, P.C. ("Scolaro Shulman"), a law firm of which Mr. Cohen is a shareholder, upon the conversion of the 3.5659 shares of Series F Preferred Stock owned by Scolaro Shulman. Also includes 250,000 shares of EVRO's common stock issuable to Scolaro Shulman upon the conversion of the 25,000 shares of Series M Preferred Stock that Scolaro Shulman owns.

       (6)Less than 1%.

       (7)Mr. Lauher is a director of Stellar and is attributed with the ownership of the shares that Stellar has voting control over and shares directly or indirectly owned by Stellar.





                  [Balance of Page Left Intentionally Blank.]

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS WITH MANAGEMENT
                 AND OTHERS


         In connection with EVRO's acquisition of TSSN, EVRO and THI agreed that EVRO would issue to the holders of EVRO's common stock as of March 27, 1995, a stock dividend consisting of EVRO's Series D Preferred Stock which has limited voting rights. EVRO has the right, but not the obligation, to redeem the Series D Preferred Stock in exchange for all of THI's issued and outstanding capital stock.

         ACL and THI provide management services to one another. The cost of these services are based upon the percentage of time that the individuals expend on one another's behalf, including payroll taxes, insurance, automobile allowance, and reimbursed expenditures. The aggregate billings of each company for the period March 1, 1995 through December 31, 1995 were approximately equal. During 1995, THI paid $12,906, on a net basis, to ACL. As of December 31, 1995, ACL was owed $11,644.

         During 1995, Scolaro, Shulman provided legal services to EVRO totaling approximately $250,000. EVRO agreed to issue to Scolaro, Shulman 25,000 shares of EVRO's Series M Convertible Preferred Stock ("Series M Preferred") as security for the payment of such fees. Each share of Series M Preferred is convertible into 10 shares of EVRO's common stock and has voting rights equal to 10 shares of EVRO's common stock. At any time after EVRO increases its authorized shares of common stock, Scolaro, Shulman may put its shares of Series M Preferred to EVRO at a price of $10.00 per share. If EVRO is unable or unwilling to fulfill its obligations under the put, Scolaro, Shulman shall have the right to retain all 25,000 shares of its Series M Preferred and shall further be entitled to receive all legal fees due and owing from EVRO or any of its subsidiaries. Stephen H. Cohen, who is both EVRO's secretary and a director, is a partner with Scolaro Shulman. While the Board believes that the agreement reached with Scolaro, Shulman is fair to EVRO, there can be no assurance that the agreement is as favorable to EVRO as one that might have been negotiated in an arms-length transaction.

         In March 1995, EVRO acquired 98.35% of the shares of the common capital stock of TSSN, from Stellar in exchange for EVRO's agreement to issue shares of its common stock. The agreement between EVRO and Stellar has been subsequently amended and is discussed more fully elsewhere herein.

         As of December 31, 1995, Stellar was owed $44,382 by TSSN for amounts advanced to EVRO or its subsidiaries, by Stellar, or for amounts owed to Stellar under the management agreement between TSSN and Stellar (discussed below), which amounts do not bear interest.

         TSSN has an agreement with Stellar to perform managerial and administrative services, the terms and conditions of which are more fully discussed elsewhere herein. See "BUSINESS OF EVRO - Employees."

         TSSN also accrued an interest expense of $81,000 during 1994, payable to Stellar, on the outstanding indebtedness evidenced by a promissory note dated December 31, 1993, in the amount of $1,258,000. TSSN satisfied the principal and accrued interest on the indebtedness between TSSN and Stellar, on November 30,

1994, by issuing 1,729,908 shares of TSSN's common stock to Stellar. TSSN also issued 2,018,226 shares of its common stock to Stellar in satisfaction of additional advances made to TSSN by Stellar in the amount of $404,000.

         EVRO entered into an Employment Agreement with Daniel M. Boyar on March 15, 1995, pursuant to which Mr. Boyar was retained as President and Chief Executive Officer of EVRO at an annual salary of $180,000. Mr. Boyar resigned as an officer and director of EVRO, effective October 3, 1995, at which time EVRO entered into an agreement retaining Mr. Boyar as Special Legal Counsel to the Board of Directors at an annual compensation of $180,000. EVRO also issued Mr. Boyar 15,000 shares of its Series M Preferred for services rendered.

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

         At December 31, 1994, ACL owned 34% of the issued and outstanding common capital stock of EVRO. In January and February 1994, ACL repaid EVRO $214,000 for amounts due EVRO at December 31, 1993. In three separate transactions during 1994, ACL sold a total of 205,676 shares of its EVRO common stock, and loaned the proceeds totaling approximately $1,821,000 to EVRO. In May, June and December 1994, EVRO repaid ACL with the issuance of 92,438, 11,852 and 101,386 shares of EVRO's common stock, respectively. During the fourth quarter of 1994, ACL loaned EVRO approximately $192,000 for working capital purposes, of which $50,000 was repaid. At December 31, 1994, EVRO owed ACL approximately $142,000. During the first quarter of 1995, ACL advanced an additional approximate $110,000.

ITEM 13.         EXHIBITS, REPORTS ON FORM 8-K

(A)      EXHIBITS

Exhibit #        Description of Document
                 -----------------------
2.01             Modification of Letter of Intent and Addendum to Modification of Letter of Intent dated January 12,
                 1995 by and between EVRO Corporation and The Stellar Companies, Inc. (c)

2.02             Option Agreement among The Stellar Companies, Inc., The Sports & Shopping Network, Inc., and Boyar
                 Holdings, Inc. (c)

2.03             Assignment of Option dated January 12, 1995 amongst Boyar Holdings, Inc., EVRO Corporation, The Stellar
                 Companies, Inc. And The Sports & Shopping Network, Inc. (c)

2.04             Stock Purchase Agreement by and among Channel America Television Network, Inc. and EVRO Corporation
                 dated July 13, 1995. (d)

2.05             Agreement and Plan of Merger by and among Channel America Television Network, Inc. and EVRO Corporation
                 dated July 13, 1995. (d)

2.06             Escrow Agreement by and among Channel America Television Network, Inc., EVRO Corporation and Scolaro,
                 Shulman, Cohen, Lawler & Burstein, P.C. dated July 13, 1995. (d)

2.07             Amendment Agreement I to Stock Purchase Agreement, Agreement and Plan of Merger, and Escrow Agreement
                 by and among Channel America Television Network, Inc., EVRO Corporation and Scolaro, Shulman, Cohen,
                 Lawler & Burstein, P.C. dated September 18, 1995. (d)

2.08             Second Amended Agreement to Stock Purchase Agreement, Agreement of Plan and Merger, and Escrow
                 Agreement by and among Channel America Television Network, Inc., EVRO Corporation and Scolaro, Shulman,
                 Cohen, Lawler & Burstein, P.C. dated October 10, 1995  (d).

2.09             Consent to Amendment of Agreement and Plan of Merger and Escrow Agreement dated October 10, 1995. (d)

2.10             Third Amended Agreement to Stock Purchase Agreement, Agreement of Plan and Merger, and Escrow Agreement
                 by and among Channel America Television Network, Inc., EVRO Corporation and Scolaro, Shulman, Cohen,
                 Lawler & Burstein, P.C. dated October 26, 1995. (d)

2.11             Fourth Amended Agreement to Stock Purchase Agreement, Agreement of Plan and Merger, and Escrow
                 Agreement by and among Channel America Television Network, Inc., EVRO Corporation and Scolaro, Shulman,
                 Cohen, Lawler & Burstein, P.C. dated February 7, 1996.

2.12             Fifth Amended Agreement to Stock Purchase Agreement, Agreement of Plan and Merger, and Escrow Agreement
                 by and among Channel America Television Network, Inc., EVRO Corporation and Scolaro, Shulman, Cohen,
                 Lawler & Burstein, P.C. dated February 29, 1996.

2.13             Sixth Amended Agreement to Stock Purchase Agreement, Agreement of Plan and Merger, and Escrow Agreement
                 by and among Channel America Television Network, Inc., EVRO Corporation and Scolaro, Shulman, Cohen,
                 Lawler & Burstein, P.C. dated April 23, 1996.

3.01             Articles of Incorporation. (a)

3.02             By-Laws of the Registrant. (a)

3.03             Articles of Amendment to Articles of Incorporation filed October 3, 1994. (b)

3.04             Articles of Amendment to Articles of Incorporation filed January 24, 1995. (b)

3.05             Articles of Amendment to the Certificate of Designation, Preferences, Rights and Limitations of Series
                 A 10% Convertible Preferred Stock, $20.00 Face Value of EVRO Corporation filed October 17, 1995.

3.06             Articles of Amendment to cancel the Certificate of Designation, Preferences, Rights and Limitations of
                 Series B 8% Preferred Stock, $1.00 Face Value of EVRO Corporation filed October 17, 1995.

3.07             Articles of Amendment to the Seconded Amended Certificate of Designation, Preferences, Rights and
                 Limitations of Series C Convertible Preferred Stock, No Par Value of EVRO Corporation filed August 4,
                 1995.

3.08             Articles of Amendment to the Certificate of Designation, Preferences, Rights and Limitations of Series
                 D Convertible Preferred Stock, No Par Value of EVRO Corporation filed April 10, 1995. (b)

3.09             Articles of Amendment to the Certificate of Designation, Preferences, Rights and Limitations of Series
                 E Convertible Preferred Stock, No Par Value of EVRO Corporation filed March 15, 1995. (b)

3.10             Articles of Amendment to the Certificate of Designation, Preferences, Rights and Limitations of Series
                 F Convertible Preferred Stock, No Par Value of EVRO Corporation filed May 26, 1995.

3.11             Articles of Amendment to the Certificate of Designation, Preferences, Rights and Limitations of Series
                 H Convertible Preferred Stock, No Par Value of EVRO Corporation filed October 17, 1995.

3.12             Articles of Amendment to the Seconded Amended Certificate of Designation, Preferences, Rights and
                 Limitations of Series I Convertible Preferred Stock, No Par Value of EVRO Corporation filed September
                 21, 1995.

3.13             Articles of Amendment to the Third Amended Certificate of Designation, Preferences, Rights and
                 Limitations of Series J Convertible Preferred Stock, No Par Value of EVRO Corporation filed October 23,
                 1995.

3.14             Articles of Amendment to the Certificate of Designation, Preferences, Rights and Limitations of Series
                 K Convertible Preferred Stock, No Par Value of EVRO Corporation filed November 13, 1995.

3.15             Articles of Amendment to the Certificate of Designation, Preferences, Rights and Limitations of Series
                 L Convertible Preferred Stock, No Par Value of EVRO Corporation filed November 13, 1995.

3.16             Articles of Amendment to the Certificate of Designation, Preferences, Rights and Limitations of Series
                 M Convertible Preferred Stock, No Par Value of EVRO Corporation filed November 13, 1995.

4.01             Specimen Stock Certificate. (a)

10.01            1995 Employee Stock Compensation Plan of the Registrant.

10.02            Promissory Note of EVRO Corporation ("Debtor") payable to the order of Genesee Cattle Co. ("Holder")
                 for the principal sum of $550,000. (f)

10.03            Escrow Agreement, dated April 10, 1995, by and among Genesee Cattle Co. ("Creditor"), EVRO Corporation, and Scolaro, Shulman, Cohen, Lawler & Berstein, P.C. ("Escrow Agent"). (f)

10.04            Stock Purchase Agreement and Stock Pledge Agreement (Stock) dated November 1, 1995 by and between EVRO
                 Corporation and E. Carl Anderson, Jr.

10.05            Consulting Agreement and Stock Pledge Agreement (Consulting) dated November 1, 1995 by and between EVRO
                 Corporation and Southern Resource Management, Inc.

10.06            First Amendment to Consulting Agreement by and between EVRO Corporation and Southern Resource
                 Management, Inc. dated November 30, 1995.

10.07            Joint Venture Agreement dated January 11, 1996 by and between EVRO Corporation and MIT-F/x, Inc. and
                 Larry Mitchell.

10.08            Professional Services Agreement dated October 3, 1995 by and between EVRO Corporation and Daniel M.
                 Boyar.

10.09            Management Services Agreement by and between The Stellar Companies, Inc, and Microsonics International,
                 Inc., International Sports Collectibles, Inc., The Sports & Shopping Network, Inc. And Centennial
                 Sports Promotions, Inc. (e)

22.01            Subsidiaries of the registrant.

27.0             Financial Data Schedule (for SEC use only).

(B) REPORTS ON FORM 8-K

    A report on Form 8-K dated September 18, 1995, reported matters under Item 2 (Acquisition or Disposition of Assets) dealing with the acquisition of Channel America.

- -------------------------

    (a) Filed as an Exhibit to Report on Form 10-KSB for the Year Ended December 31, 1993.
    (b) Filed as an Exhibit to Report on Form 10-KSB for the Year Ended December 31, 1994.
    (c) Filed as an Exhibit to Report on Form 8-K dated March 14, 1995.
    (d) Filed as an Exhibit to Report on Form 8-K dated September 18, 1995.
    (e) Filed as an Exhibit to Report on Form 10-QSB for the Quarter Ended March 31, 1995.
    (f) Filed as an Exhibit to Report on Form 10-QSB for the Quarter Ended June 30, 1995.

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of May, 1996.


                                        EVRO CORPORATION



                                        By:/s/ Thomas L. Jensen
                                           --------------------
                                        Thomas L. Jensen
                                        Chief Executive Officer


         In accordance with the Exchange, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.



      SIGNATURE                            TITLE                                                    DATE
      ---------                            -----                                                    ----
/s/ Thomas L. Jensen                       Chairman of the Board and
- ---------------------------------          Chief Executive Officer
Thomas L. Jensen                                                                                    May 5, 1996


/s/ Stephen H. Cohen                       Secretary and Director                                   May 5, 1996
- ---------------------------------
Stephen H. Cohen


/s/ D. Jerry Diamond                       Director                                                 May 5, 1996
- ---------------------------------
D. Jerry Diamond


/s/ O. Don Lauher                          Treasurer, Chief Financial                               May 5, 1996
- ---------------------------------          Officer and Principal Accounting
O. Don Lauher                              Officer



/s/ Max P. Cawal                           Director                                                 May 5, 1996
- ---------------------------------
Max P. Cawal

 Schedule A to the Annual Report on Form 10-KSB for the Year Ended
                               December 31,1995



                            PRO FORMA CAPITALIZATION


         The following table sets forth the number of shares of the EVRO's common stock that would have been issued, as of March 29, 1996, assuming that, effective as of that date, the shareholders of EVRO had approved an increase in the number of shares of EVRO's authorized shares of common stock, and, assuming further that: (i) the holders of EVRO's preferred stock exercised their rights to convert EVRO's outstanding shares of preferred stock into shares of EVRO's common stock; (ii) EVRO issued the balance of the shares that it had contractually agreed to issue to Stellar for the shares of TSSN; and (iii) EVRO acquired the assets of WinSAT.



Class of Stock or, alternatively, the
Obligation Giving Rise to the Potential                                                                      Common Stock
Issuance of Common Stock                                                                                      Equivalents
- ------------------------                                                                                      -----------
Common Stock Issued as of
December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2,497,957

Series C Convertible Preferred Stock
210,400 shares issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1,896,563(9)

Series E Convertible Preferred Stock
30,000 shares issued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3,000,000(10)

Series F Convertible Preferred Stock
1,352.5911 shares issued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13,525,911(11)

Series H Convertible Preferred Stock
48,000 shares issued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3,764,706(12)

Series I Convertible Preferred Stock
6,750 shares issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1,350,000(13)

Series J Convertible Preferred Stock
100 shares issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5,000,000(14)

Series K Convertible Preferred Stock
17 shares issued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 696,542(15)

Series M Convertible Preferred Stock
40,000 shares issued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 400,000(16)

Balance of Shares that EVRO is
Contractually Obligated to Issue to
Stellar . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3,609,038(17)

Shares to be issued to Channel America  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    50,000(18)

Shares to be issued to WinSAT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   230,000(19)


Shares to be issued to the holders
of EVRO's 8.5% Convertible
Debentures Due October 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3,806,908(20)
                                                                                                             ----------

Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39,827,625
                                                                                                             ==========

Adjusted Total (See Footnote 14)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34,827,625
                                                                                                             ==========

         (9)As of March 29, 1996 there were 210,400 shares of Series C Preferred Stock issued at a price of $10.00 per share. The holders of the Series C Preferred Stock can convert the shares into EVRO's common stock at 50% of the market price of EVRO's common stock. The market price of EVRO's common stock, as of March 29, 1996, was $2.21875 (this price represents the stock's closing price for March 29, 1996).

         (10)As of March 29, 1996 there were 30,000 shares of Series E Preferred Stock issued, convertible into 3,000,000 shares of EVRO's common stock.

         (11)As of March 29, 1996 there were 1,352.5911 shares of Series F Preferred Stock issued, convertible into 13,525,911 shares of EVRO's common stock.

         (12)As of March 29, 1996 there were 48,000 shares of Series H Preferred Stock issued with a face value of $6,000,000. The Series H Preferred Stock is convertible into 3,764,706 shares pursuant to the Agreement and Plan of Merger, as amended.

         (13)As of March 29, 1996 there were 6,750 shares of Series I Preferred Stock issued, convertible into 1,350,000 shares of EVRO's common stock.

         (14)As of March 29, 1996 there were 100 shares of Series L Preferred Stock issued, convertible into 5,000,000 shares of EVRO's common stock. EVRO issued the shares of Series L Preferred Stock as collateral for EVRO's obligations to E. Carl Anderson, Jr. and/or Southern Resource Management, Inc. (See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources").

         (15)As of March 29, 1996, there were 17 shares of Series K Preferred Stock issued, at a price of $50,000 per share. The holders of the Series K Preferred Stock can convert the shares into EVRO's common stock at 55% of the market price of EVRO's common stock. The market price of EVRO's common stock, as of March 29, 1996, was $2.21875 (this price represents the stock's closing price for March 29, 1996).

         (16)As of March 29, 1996 there were 40,000 shares of Series M Preferred Stock issued, convertible into 400,000 shares of EVRO's common stock. Twenty five thousand shares of the Series M Preferred Stock were issued to Scolaro, Shulman as security for EVRO's obligation to Scolaro, Shulman for legal services rendered. See "Certain Relationships and Related Transactions with Management and Others."

         (17)EVRO initially agreed to issue to Stellar 16,759,038 shares of EVRO's common stock which was subsequently decreased to 16,409,038. EVRO issued 1,280 shares of its Series F Preferred Stock to Stellar in partial satisfaction of such obligation to issue shares and, by issuing the Series F, EVRO was relieved of its obligation to issue 12,800,000 shares of common stock to Stellar. See "Business of EVRO - Material Acquisitions - 1995 -- TSSN Acquisition"). The balance of the 16,409,038 shares that EVRO agreed to issue to Stellar, 4,959,038, remain to be issued by EVRO to Stellar.

         (18)EVRO agreed to issue to Channel America 50,000 shares of EVRO's common stock pursuant to an extension of a promissory note.

         (19)EVRO agreed to acquire the assets of WinSat Communication Corporation ("WinSAT") in exchange for preferred stock convertible into 230,000 shares of EVRO's common stock.

         (20)As of March 29, 1996 EVRO had issued its 8.5% and 9.5% Convertible Debentures Due January 31, 1998 - November 27, 2000 with original face value of $4,540,000. The holders of the Convertible Debentures can convert the debenture into EVRO's common stock at 50%-70% of the market price of EVRO's common stock. The market price of EVRO's common stock, as of March 29, 1996, was $2.21875 (this price represents the stock's closing price for March 29, 1996).