Form 10QSB
period 1996-03-31
EVRO CORP
filed 1996-06-13
CIK 33115

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

         (Mark One)
         [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended      March 31, 1996
                                               ---------------------------------

         [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 EXCHANGE ACT
            For the transition period from                    to
                                          --------------------  ----------------

                           Commission File No. 0-7870
                                               ------

                                EVRO CORPORATION
- --------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            Florida                                     59-3229961
- --------------------------------------   ---------------------------------------
(State of Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                      Identification No.)

                1509 S. Florida Avenue, Lakeland, Florida 33803
- --------------------------------------------------------------------------------
             (Address of Principal Executive Offices)   (Zip Code)


                                 (941) 683-6467
- --------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


              523 Douglas Avenue, Altamonte Springs, Florida 32714
- --------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last year.)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X         No
                                 ---           ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 7, 1996, the Company had 2,497,665 shares of Common Stock outstanding, no par value.

                       EVRO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1996
                                  (Unaudited)

ASSETS
Current Assets:
 Cash                                                                          $     44,615
 Notes and other receivables                                                         54,003
 Inventories                                                                         77,814
 Prepaid expenses                                                                   125,000
                                                                               ------------
   TOTAL CURRENT ASSETS                                                             301,432

PROPERTY, EQUIPMENT, AND PROGRAM LIBRARY
 (less accumulated depreciation of $809,117)                                      5,194,130

OTHER ASSETS
 Goodwill (less accumulated amortization of $563,475)                            11,527,022
 Other - net                                                                      2,096,615
                                                                               ------------

        TOTAL ASSETS                                                           $ 19,119,199
                                                                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Notes payable and current portion of long-term debt                           $  1,506,060
 Notes payable - related parties                                                    251,982
 Convertible debentures                                                           1,979,157
 Accounts payable                                                                 3,962,276
 Accrued liabilities                                                              2,465,735
 Amounts due to affiliates                                                          536,537
                                                                               ------------
   Total current liabilities                                                     10,701,747

LONG-TERM DEBT:
 Convertible debentures                                                           4,213,002
 Long-term debt                                                                   1,397,552
 Other                                                                              546,463
                                                                               ------------
        TOTAL LIABILITIES                                                        16,858,764
                                                                               ------------

MINORITY INTEREST                                                                   202,968
                                                                               ------------
PREFERRED STOCK - SERIES C SUBJECT TO
 REPURCHASE AGREEMENT                                                               500,100
                                                                               ------------

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value, 1,250,000 shares
   authorized, 353,604 shares issued and outstanding                             17,720,934
 Common stock, no par value, 2,500,000 shares
   authorized, 2,497,665 shares issued and outstanding                                    0
 Accumulated deficit                                                            (14,810,109)
                                                                               ------------
                                                                                  2,910,825
 Less:
   Unearned compensation                                                         (1,237,523)
   Subscription receivable                                                         (115,000)
   Common stock held by subsidiary - 542 shares                                        (935)
                                                                               ------------
        TOTAL STOCKHOLDERS' EQUITY                                                1,557,367
                                                                               ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 19,119,199
                                                                               ============

                See notes to consolidated financial statements

                       EVRO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                      For The Three Months Ended March 31,
                                                      ------------------------------------

                                                            1996             1995
                                                            ----             ----
Sales and Revenues
 Rental, memberships and other revenues               $    299,802       $  120,631
 Programming and advertising                               353,160
 Product sales                                               6,987          132,209
                                                      ------------       ----------
                                                           659,949          252,840

Cost of Sales and Revenues                                 953,488          189,292
                                                      ------------       ----------

Gross Margin                                              (293,539)          63,548
                                                      ------------       ----------

Operating Expenses:
 Selling, general and administrative                     1,972,843          287,609
 Management and accounting services                        190,000          190,000
 Depreciation and amortization                             339,915           25,205
                                                      ------------       ----------
                                                         2,502,758          502,814
                                                      ------------       ----------

Operating Loss of Continuing Operations                 (2,796,297)        (439,266)

Other Income (Expenses)
 Interest expense                                         (207,510)         (42,864)
 Costs associated with convertible debenture
   modifications and defaults                             (508,976)
 Other-net                                                   8,830            4,317
                                                      ------------       ----------

Net Loss from Continuing Operations                     (3,503,953)        (477,813)

Loss of Discontinued Operations                                             (48,157)
                                                      ------------       ----------

Net Loss                                              $ (3,503,953)      $ (525,970)
                                                      ============       ==========

Loss per Share Data:
Net Loss from Continuing Operations                   $      (1.40)      $    (0.58)

Loss of Discontinued Operations                                 -             (0.06)
                                                      ------------       ----------

Net Loss                                              $      (1.40)      $    (0.64)
                                                      ============       ==========

Average Number of Common Shares
 Outstanding                                             2,497,665          820,662
                                                      ============       ==========




                See notes to consolidated financial statements

                       EVRO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                  (Unaudited)

                                       Common Stock                                                                         Common
                                       ------------           Preferred      Accumulated       Unearned         Notes     Stock Held
                                    Shares          $           Stock          Deficit       Compensation     Receivable     by THI
                                    ------          -           -----          -------       ------------     ----------     ------
BALANCE, JANUARY 1, 1996          2,497,665   $       0    $ 16,933,434    $ (11,306,156)    $ (1,504,725)    $ (115,000)    $ (664)

Proceeds from sale of
   preferred stock
 Series C Convertible
   Preferred - 15,000 shares                                    150,000
 Series K Convertible
   Preferred - 17 Shares                                        637,500

Series F Convertible Preferred
 Stock issued to acquire the
 minority interest of The
 Sports & Shopping Network,
 Inc. - 28.1418 shares                                                0

Purchase of common stock by
 Technology Holdings, Inc. -
 126 shares                                                                                                                    (271)

Stock compensation earned
 during the three months
 ended March 31, 1996                                                                             267,202

Loss for the three months
 ended March 31, 1996                                                         (3,503,953)
                                  ---------   ---------    ------------    -------------     ------------     ----------     ------

BALANCE - MARCH 31, 1996          2,497,665   $       0    $ 17,720,934    $ (14,810,109)    $ (1,237,523)    $ (115,000)    $ (935)
                                  =========   =========    ============    =============     ============     ==========     ======

                       EVRO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                 For The Three Months Ended March 31,
                                                                 ------------------------------------

                                                                       1996              1995
                                                                       ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $ (3,503,953)      $ (525,970)
Adjustments to reconcile net loss to net cash utilized by
 operating activities:
   Depreciation and amortization                                       339,915           25,205
   Compensation for financial consulting services
     paid in common and preferred stock                                267,202
   Costs associated with convertible debenture
     modifications or defaults                                         508,976
   Other, net                                                           45,687
 Decrease in current assets                                              7,033          (21,827)
 Increase in accounts payable and accrued liabilities                  159,803          188,596
                                                                  ------------       ----------
   NET CASH USED IN OPERATING ACTIVITIES                            (2,175,337)        (333,996)
                                                                  ------------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of EVRO Corporation                                                           9,102
Note receivable                                                                          26,451
Other non-current assets                                               (31,102)          10,344
                                                                  ------------       ----------
   NET CASH USED IN INVESTING ACTIVITIES                               (31,102)          45,897
                                                                  ------------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Convertible debentures                                               2,032,101
Repayment of debt                                                     (427,334)         (21,077)
Proceeds from sale of preferred stock                                  787,500
Recision of preferred stock sale                                      (250,000)
Working capital advances from/to affiliates, net                        94,591          307,055
Deferred RV lot rental                                                  (7,755)
Purchase of EVRO common stock                                          (11,400)          (3,800)
Other                                                                                     9,080
                                                                  ------------       ----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                         2,217,703          291,258
                                                                  ------------       ----------

NET INCREASE (DECREASE) IN CASH                                         11,264            3,159
CASH, BEGINNING OF PERIOD                                               33,351               67
                                                                  ------------       ----------

                                                                        44,615            3,226
Cash of discontinued operations                                                            (308)
                                                                  ------------       ----------

CASH, END OF PERIOD                                               $     44,615       $    2,918
                                                                  ============       ==========

Supplemental Disclosures:
  Interest paid                                                   $     52,271       $   11,507
                                                                  ============       ==========


                See notes to consolidated financial statements

                                EVRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       GENERAL

         The financial statements of EVRO Corporation ("EVRO" and the "Company") and its subsidiaries as of March 31, 1996, and for the three months ended March 31, 1996 and 1995, are unaudited and, in the opinion of management reflect all adjustments necessary for a fair presentation of such data. All such adjustments made were of a normal recurring nature, except as more fully described below. On March 14, 1995, the Company acquired 98.35% of the issued and outstanding common shares of The Sports & Shopping Network, Inc., ("TSSN") a Florida corporation and on October 10, 1995 acquired Channel America Television Network, Inc., ("Channel America"), a Delaware corporation. For financial reporting purposes, the acquisition of TSSN was accounted for as a reverse purchase acquisition under which the companies were recapitalized to include the historical financial information of TSSN and the assets and liabilities of the Company revalued to reflect the market value of the Company's outstanding shares. As closing occurred on March 14, 1995, the middle of a month, the accounts of TSSN have been consolidated with the Company as of February 28, 1995, a date that lies within the date on which the transaction was initiated and the date of closing. The historical financial statements prior to February 28, 1995, included herein, are those of TSSN. The accounts of Channel America have been consolidated with the Company for the three months ended March 31, 1996. The Company's significant accounting policies are described in the notes to the December 31, 1995 financial statements and there have been no material changes in significant accounting policies from those described therein. Certain amounts for the prior year have been reclassified to conform to the 1996 presentation.

         The consolidated financial statements include the accounts of EVRO and its subsidiaries, Technology Holdings, Inc., a Florida corporation ("THI"), TSSN, The Shopping Connection, Inc., a Florida corporation ("TSC"), and
Channel America. THI is a holding company with two wholly owned operating subsidiaries, Treasure Rockhound Ranches, Inc., a Texas corporation ("Treasure Rockhound") and Tres Rivers, Inc., a Texas corporation ("Tres Rivers"). THI has one wholly owned inactive subsidiary, Lintronics Technologies, Inc. ("Lintronics"), whose operations were terminated in 1994. TSSN has two wholly-owned subsidiaries, International Sports Collectibles, Inc. and Microsonics International, Inc., both Florida corporations and an 80% owned subsidiary, Centennial Sports Promotions, Inc., a Missouri corporation.
Channel America has one wholly-owned subsidiary, Channel America LPTV License Subsidiary, Inc., whose operations were discontinued in 1992.


2.       BASIS OF ACCOUNTING

         The consolidated financial statements have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and, accordingly, no adjustments have been recorded because of this uncertainty. The Company has incurred net losses during 1994 and 1995 and the three months ended March 31, 1996 of $1,703,000, $7,899,000, and $3,504,000 respectively, which have adversely reduced the Company's liquidity and capital resources. At March 31, 1996, the Company had current assets of $301,000 and current liabilities of $10,702,000 or a working capital deficit of $10,401,000.

         As of June 7, 1996, the Company is in default on all of its convertible debentures as a result of the Company's failure to obtain authorization for the issuance of the Common Stock on a timely basis. These Debentures provide that in the event authorization for issuance of the common stock is not obtained before 75 or 90 days from date of issue, the Company is required to redeem the Debentures at an amount equal to the value of the common stock into which the Debentures would have been convertible at the date of redemption. As of June 7, 1996, the common stock equivalent value of the Debentures aggregated $8,699,000. The Company is negotiating the extension of the mandatory redemption dates with all of the Debenture holders.

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

         The Company is also in default of a note payable to Genesee Cattle Co. in the amount of $248,000 due June 24, 1995, including accrued interest, and consulting fees of $50,000. The note payable is collateralized by all the common stock of the company's subsidiary TSSN. On May 21, 1996, the note holder filed a civil action to collection all monies due in the U.S. District Court for the District of Colorado against the Company, Stephen H. Cohen, a Director, individually, and Daniel M. Boyer, Special Legal Counsel to the Board of Directors, individually, guarantor of the note payable. The Company is also in default of a consulting contract with Southern Resource Management Inc. regarding the payment of $335,000 in fees. This obligation is collateralized by 60 shares of Series J Convertible Preferred Stock ("Series J Preferred Stock") which is convertible into 3,000,000 shares of the common stock of the Company, and by the personal guarantees of D. Jerry Diamond Director and Daniel
M. Boyer.

         As of June 7, 1996, Technology Holdings is in default on notes payable aggregating $963,370 and Channel America is in default on notes payable aggregating $830,309.

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


3.       ACCOUNTING FOR ACQUISITION OF THE SPORTS & SHOPPING NETWORK, INC.

         On March 14, 1995, the Company acquired 98.35% of the issued and outstanding common shares of TSSN from The Stellar Companies, Inc. ("Stellar"). For financial reporting purposes, the acquisition of TSSN was accounted for as a reverse purchase acquisition under which the companies were recapitalized to include the historical financial information of TSSN and the assets and liabilities of the Company were revalued to reflect the market value of the Company's outstanding shares. As closing occurred in the middle of a month on March 14, 1995, the transaction has been recorded as of February 28, 1995, a date that lies within the date on which the transaction was initiated and the date of closing. Accordingly, the financial statements for the quarter ended March 31, 1995 reflect the operations of TSSN for the quarter ended March 31, 1995 and the operations of EVRO Corporation for the month ended March 31, 1995. The cost of acquisition and net income for the period from February 28, 1995 to March 14, 1995 have been reduced by imputed interest of $17,903 using a 10% annual rate of interest.

         The calculations of loss per share for the three months ended March 31, 1995 were based on the weighted average number of shares as follows: (a) for the period January 1, 1995 through March 14, 1995, the number of common shares (500,000 shares) to be issued to The Stellar Companies, Inc., ("Stellar"), the seller of TSSN, and (b) for the period from March 14, 1995 through March 31, 1995, the actual number of EVRO shares outstanding.


4.       ACQUISITION OF CHANNEL AMERICA TELEVISION NETWORK, INC.

         During 1995, the Company executed agreements with Channel America, for the acquisition of 100% of the issued and outstanding shares of the common stock of Channel America for a purchase price of $7,000,000, comprised of cash of $1,000,000 and $6,000,000 of the Company's Series H Convertible Preferred Stock ("Series H Preferred"). The cash portion of the purchase price, $600,000, was paid as of March 31, 1996 and $400,000 was paid by a promissory note bearing interest of 8% per annum, which is due and payable April 7, 1996. The

Company has agreed to pay to Channel America an additional 100,000 shares of common stock or its equivalent in preferred stock, together with $50,000 in cash, to extend the note to June 15, 1996.

         The Company has made working capital advances to Channel America of $1,368,391 as of March 31, 1996.

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

5.       CONVERTIBLE DEBENTURES AND SUBSEQUENT EVENT

         As of December 31, 1995 the Company issued $1,000,000 of 8.5% Convertible Debentures due October 31, 2000 and $500,000 of 9.5% Convertible Debentures due November 27, 2000. During January and February, 1996, the Company issued an additional $3,040,000 of 8.5% Convertible Debentures of which $1,890,000 are due January 31, 1998 and $1,150,,000 are due on $October 31, 2000 (collectively referred to as the "Debentures"). The Debentures were issued to individuals and corporations located outside of the United States. The holders of the Debentures are entitled, at their option, at any time commencing 41 days after issue to convert any or all of the original principal amounts of the Debenture into shares of common stock of the Company, at a conversion price per share equal to 50%-70% of the market price of the Company's common stock. Market price is defined as the average closing bid price for the five business days immediately preceding the conversion date or immediately preceding the debenture subscription date, whichever is lower.

         The Debentures, as amended, provide that a penalty of 10% to 20% of the face value of the Debentures be added to principal in the event that the Company does not obtain shareholder authorization to increase its authorized shares of common stock necessary to satisfy the Company's conversion obligation under the Debentures by certain dates. The Company has not obtained the authorization for the issuance of this common stock and accordingly recorded additional principal due on the Debentures.

         The Debentures provide that in the event authorization for issuance of the Common Stock is not obtained before 75 or 90 days from date of issue, the Company is required to redeem the Debentures at an amount equal to the value of the common stock into which the Debentures would have been convertible at the date of redemption. As of March 31, 1996, Debentures with original principal amounts of $1,600,000 were outstanding for periods beyond the 75 or 90 days from date of issue, of which the Company obtained extensions of the mandatory redemption dates for Debentures with original principal amounts of $500,000 until May 15, 1996 and $300,000 until June 1, 1996. Debentures with original principal amounts of $800,000 are in default. The liability of the Debentures in default as of March 31, 1996 are recorded at their common stock equivalent value of $1,979,157.

         Costs associated with convertible debenture modifications and defaults were comprised of (1) additional principal of $304,000 pursuant to the terms of the Debentures, (2) additional principal of $79,000 resulting from agreements to extend mandatory redemption dates, and (3) adjustment of liability on debentures in default to common stock equivalent value of $125,974.

         As of June 7, 1996, all of the debentures are in default as a result of the Company's failure to obtain authorization for the issuance of the Common Stock on a timely basis. The common stock equivalent value of the Debentures at June 7, 1996 aggregated $8,699,000. The Company is negotiating with each of its Debenture holders to obtain extension of the mandatory redemption dates.

6.       NOTES PAYABLE

         Notes and mortgage notes payable, as of March 31, 1996, are comprised of the following:

                                                                                    Related
                                                                                    Parties          Other
                                                                                    -------          -----
Note payable to a company at 10% per annum interest, due December 5,
1995, having as collateral TSSN common stock.                                     $               $  200,000

Mortgage payables to banks and individuals (7) at 10-10.52% per annum interest, payable in monthly installments including interest aggregating
$17,714, due February, 1998 through 2001, having as collateral land, buildings, and equipment located at the Company's RV campgrounds, stock
of Treasure Rockhound, and 27,500 shares of the Company.                                           1,854,767

Note payable to an individual at 15% per annum interest, due May 31,
1996, as extended, having as collateral 26,000 shares of Series C
Convertible Preferred Stock.                                                                         200,000

Notes payable to banks at 11-14% per annum interest, payable in monthly installments including interest aggregating $614, due February, 1998 through
August, 2000, having as collateral equipment located at the RV campgrounds.                           13,651


Notes payable to former lessor and supplier, non-interest bearing,
payable in monthly installments of $13,583.                                                           26,867

Note payable to a corporation at 7% per annum interest, due December 31,
1995, as extended, without collateral.                                               30,000

Debt of Channel America:

    Senior convertible debentures payable at 10% per annum interest, principal and interest due March 31, 1995 having as collateral all
    tangible and intangible assets of Channel America.                                5,000

    Subordinated notes payable at 10% per annum interest, due December              196,825          295,219
    31, 2000.

    Fixed rate notes payable at 10% per annum, due August 31, 1996, having as collateral certain broadcast stations and construction
    permits owned by Channel America.                                                20,157           48,498

    Five year notes payable at 10% per annum interest, due 1995 to 2000.                             230,118

    Two year notes payable at 10% per annum interest, due 1995 and 1996.                              30,000

    Fixed rate note payable on demand at 15% interest per annum.                                       4,492
                                                                                  ---------       ----------

Total notes and mortgage payables                                                   251,982        2,903,612

Less current portion                                                                251,982        1,506,060
                                                                                  ---------       ----------

Long term notes and mortgages                                                     $       0       $1,397,552
                                                                                  =========       ==========

         On April 10, 1995, the Company borrowed $550,000 from Genesee Cattle Company ("Genesee"). The promissory note bears interest at the rate of 10% per annum. The note was originally due and payable on June 24, 1995. Genesee agreed to extend the term of the note until December 5, 1995. As of March 31, 1996, the Company has paid $350,000 of principal on the note.

The note is currently in default. The note has as collateral all of the common stock of TSSN held by the Company. The note is also personally guaranteed by Daniel M. Boyar, Special Legal Counsel to the Board of Directors. In addition, the Company entered into a consulting agreement with Genesee for financial public relations and promotion services. Under the terms of this agreement, as amended, the Company was required to pay the consulting fees of $50,000 on December 5, 1995. The Company is in default on payment under this agreement. On May 21, 1996, the note holder filed a civil action in the U.S. District Court seeking collection of the note and consulting fees (See Note 7 - Commitments, Contingencies and Litigation).

         On December 2, 1994, the Company borrowed $200,000 from an individual. The promissory note provides for interest at the rate of 15% per annum. The note was originally due and payable on June 5, 1995. The individual agreed to various extensions to May 31, 1996. The note has as collateral 26,000 shares of the Company's Series C Preferred Stock.

         As of June 7, 1996, THI is in default on an unsecured note payable of $16,667 and three mortgage notes payable aggregating $946,703 secured by Tres Rivers RV campgrounds and a mobile home park.

         Channel America is in default with respect to its long-term debt and, accordingly, the entire amount has been classified as current liabilities. As more fully described in Note 4 - Acquisition of Channel America Television Network, Inc., the conversion of an aggregate of 90% of Channel America's note and preferred stock holders into shares of Channel America's common stock was a determinative item in the Company's decision to acquire Channel America. The following debt of Channel America was outstanding as of March 31, 1996, for which the holders had accepted the Conversion Plan to convert their notes into Channel's America's common stock. The debt was considered to have been converted in the recording of the acquisition of Channel America.

                                                                                         Related
                                                                                         Parties            Other
                                                                                         -------            -----
Senior convertible debentures payable at 5% per annum interest, principal and interest due September 30, 1996 having as collateral all tangible and
intangible assets of Channel America                                                     $ 62,500       $  500,000

Senior convertible debentures payable at 10% per annum interest, principal and interest due March 31, 1995 having as collateral all
tangible and intangible assets of Channel America                                          50,000           25,000

Subordinated notes payable at 10% per annum interest, due December 31, 2000                80,754           39,247

Fixed rate notes payable at 10% per annum, due August 31, 1996, having as collateral certain broadcast stations and construction permits owned by
Channel America collateral                                                                320,770          787,171

Five year notes payable at 10% per annum interest, due 1995 to 2000                                         78,360

Two year notes payable at 10% per annum interest, due 1995 and 1996                       408,906
                                                                                         --------       ----------

Total notes payable                                                                      $922,930       $1,429,778
                                                                                         ========       ==========

         According to the Conversion Plan, the total notes payable of $2,352,708 summarized above, together with accrued interest of $226,841, convert into 7,962,060 shares of common stock of Channel America.

         Maturities of long term debt over the next five years are as follows:

                          Year Ended
                           March 31                       Amount
                           --------                       ------
                            1997                        $1,867,203
                            1998                           300,735
                            1999                           265,131
                            2000                           152,493
                            2001 and thereafter            570,032
                                                        ----------
                                                        $3,155,594
                                                        ==========


7.       COMMITMENTS, CONTINGENCIES AND LITIGATION

         An agreement with Mr. Dale A. Fullerton, a former Chairman of the Board, President and the largest shareholder of the Company, provides that Mr. Fullerton has the right, but not the obligation, to sell 5,000 shares of the Company's common stock (100,000 shares before the reverse stock split of January 1995) to the Company over a 120 month period beginning in August, 1994 for an aggregate of $456,032. The discounted difference between the repurchase price of the stock and the current value of the Company's common stock is included in accrued liabilities ($22,516) and other debt ($235,144).

         On November 1, 1995, pursuant to a Stock Purchase Agreement, the Company sold to an accredited investor, 50,000 shares of Series C Preferred for $500,000. The buyer has an option at any time prior to August 15, 1996, as amended, to put the shares back to the Company at a redemption price of $10.00 per share. As security for the agreement by the Company to buy back any shares put to the Company, the Company has pledged all common shares of Channel America owned by the Company and 40 shares of The Company's Series J Convertible Preferred Stock ("Series J Preferred"), representing the equivalent of 2,000,000 common shares upon conversion. In addition, the Company entered into a five-year consulting agreement, as amended, with Southern Resource Management, Inc., of which the investor is president. The amended agreement provides for payments of $100,000 on February 8, 1996; $25,000 on March 15, 1996; and $125,000 each on

November 1, 1996, 1997, 1998 and 1999. The Company shall deliver to the consultant, on or before March 15, 1996, either a letter of credit in the amount of $400,000 or a "Satisfaction Payment" of $400,000 in cash. The Company has pledged 60 shares of the Company's Series J Preferred, representing the equivalent of 3,000,000 common shares upon conversion, as security for payment of the Satisfaction Payment of $400,000. In addition, D. Jerry Diamond and Daniel M. Boyar personally guaranteed the obligations of the Company pursuant to the Stock Purchase Agreement and Consulting Agreement. The Company paid to Southern Resource Management, Inc., $100,000 on February 8, 1996 and $190,000 on March 25, 1996. However, the Company has not delivered to Southern Resource Management, Inc., the aforementioned letter of credit or "Satisfaction Payment." Thus, the Company is in default under the terms of the agreement and Southern Resource Management, Inc. may elect to accelerate all of the payments as a result of the default.

         The Company has agreed to rescind the sale of 42,000 shares of Series C Preferred Stock, sold on May 31, 1995, at its sales price of $420,000 plus interest of $30,000. The recision was made due to the Company's inability to obtain an increase in its authorized common shares on a timely basis. As of March 31, 1996, the Company has repaid $250,000 of the purchase price. For financial statement purposes, the remaining liability of $200,000, including accrued interest, has been included in accrued liabilities.

         The Company is in default of a $550,000 note payable to Genesee Cattle Co. due December 5, 1995, as amended. As of March 31, 1996, the Company has repaid $350,000 of principal of the note, leaving a balance due of $248,000, including accrued interest of $48,000. In addition, the Company owes to Genesee Cattle Co. consulting fees of $50,000. The note has as collateral all of the common stock of TSSN held by the Company. On May 21, 1996, Bryan K. Foster doing business as Genesee Cattle Co. filed a civil action in the U.S. District Court for the District of Colorado against the Company, Daniel M. Boyar, the Special Legal Counsel to the Board of Directors, individually, guarantor of the note payable, and Stephen H. Cohen, a Director of the Company, individually. The action seeks repayment of all monies due. The plaintiff alleges fraud by Boyar and Cohen in the inducement of the loan and forbearance from bringing suit. The defendants deny the allegations and will vigorously defend the charges. In addition, the action alleges that 50,000 shares of Series C Convertible Preferred Stock issued to Genesee Cattle Co. will have, upon conversion into common stock, a market price less than $1,000,000 in value as promised by the Company. The Company believes that the Series C Convertible Preferred Stock issued fulfills the stock obligation to Genesee Cattle Co. in full.

         On September 8, 1995, the Company received notice from the Osceola County, Florida Clerk of Circuit Court, of a default judgement filed against International Sports Collectibles, Inc., a wholly owned subsidiary of TSSN, and Stellar, in favor of Dreams Franchise Corporation, a California corporation, on November 28, 1994 in the amount of $117,492. This liability has been recorded and is included in accounts payable as of December 31, 1995.

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


8.       MINORITY INTEREST

         Minority Interest represents the par value and paid in capital of the unconverted preferred stock of Channel America, together with accrued dividends of $15,958. The preferred stock provides for payment of annual dividends in the amount of six percent (6%) per annum through December 31, 1996, and seventeen percent (17%) per annum thereafter. The preferred stock is redeemable by Channel America, at its option, at any time at a redemption price of 105% of its par value, provided that the subordinated notes payable due December 31, 2000 have been fully paid. Upon failure of Channel America to pay two consecutive dividends, the holders of the preferred stock have the right to gain control of the Board of Directors of Channel America and convert their shares of preferred stock into an aggregate of fifty percent (50%) of the Company's outstanding common stock. As of March 31, 1996, Channel America has failed to pay the 1995 dividend which aggregates approximately $13,000 for the unconverted preferred stock.

         As more fully described in Note 4 - Acquisition of Channel America Television Network, Inc., the conversion of an aggregate of ninety percent (90%) of Channel America's notes payable and preferred stock into shares of Channel America's common stock was a significant consideration in the Company's decision to acquire Channel America. As of March 31, 1996, 32,710 shares of preferred stock were outstanding ($327,100) for which the holders had accepted the Conversion Plan to convert their preferred stock into Channel's America's common stock and were eliminated in the recording of the acquisition of Channel America.


9.       COMMON AND PREFERRED STOCK

         COMMON STOCK - The Company has authorized common stock of 2,500,000 shares without par value, of which 2,497,665 shares were issued at March 31, 1996, of which 542 shares were held by Technology Holdings, Inc.

         PREFERRED STOCK - The Company has authorized preferred stock of 1,250,000 shares without par value. As of March 31, 1996, the following series of preferred stock were authorized and outstanding.

Series A 10% Convertible Preferred Stock, $20 par value, 100,000 shares authorized,
no shares issued or outstanding                                                               $         0

Series C Convertible Preferred Stock, $10 stated value, 500,000 shares authorized,
210,400 shares issued and outstanding                                                           2,146,100

Series D Convertible Preferred Stock, no par value, 17,000 shares authorized and
16,984.9 shares issued and outstanding                                                          4,084,153

Series E Convertible Preferred Stock, no par value, 30,000 shares authorized, issued
and outstanding                                                                                    30,000

Series F Convertible Preferred Stock, no par value, 1,680 shares authorized,
1,352.5912 shares issued and outstanding                                                          171,328

Series H Convertible Preferred Stock, no par value, 100,000 shares authorized, 48,000
shares issued and outstanding                                                                   6,000,000

Series I Convertible Preferred Stock, no par value, 7,000 shares authorized, 6,750
shares issued and outstanding                                                                     440,943

Series J Convertible Preferred Stock, no par value, 100 shares authorized, issued and
outstanding                                                                                     5,000,000

Series K Convertible Preferred Stock, no par value, 100 shares authorized, no shares
issued or outstanding                                                                             768,510

Series L Convertible Preferred Stock, no par value, 100 shares authorized, no shares
issued or outstanding                                                                                   0

Series M Convertible Preferred Stock, no par value, 40,000 shares authorized, issued
and outstanding                                                                                         0
                                                                                              -----------

Total Preferred Stock, 795,980 shares designated; 353,604.4912 shares of
designated series issued and outstanding                                                       18,641,034

Less Series C Convertible Preferred Stock (See Note :
    Shares subject to agreement to rescind sale thereof (42,000 shares)                          (420,000)
    Shares subject to repurchase agreement (50,000 shares)                                       (500,100)
                                                                                              -----------

Adjusted Preferred Stock                                                                      $17,720,934
                                                                                              ===========

         Series B 8% Preferred Stock was canceled by the Board of Directors during 1995. Series G Preferred Stock has not been designated nor issued. Series L Convertible Preferred Stock has been designated by the Board of Directors, but, no shares were issued as of March 31, 1996. A description of rights and preferences of each Series of Preferred Stock is included in the Notes to the

Consolidated Financial Statements for the year ended December 31, 1995 set forth in the Company's 1995 Form 10-KSB except as set forth below.

         During the three months ended December 31, 1995, the Company sold 15,000 shares of Series C Preferred Stock to an accredited investor for $150,000.

         On January 15, 1996, the Company issued 28.1418 shares of Series F Convertible Preferred Stock in exchange for the remaining 1.65% of TSSN's issued and outstanding shares of common stock held by the minority shareholders. The shares were recorded at their liquidation value of $1 per share with a corresponding charge to Series M Convertible Preferred Stock, which had the lowest liquidation preference rights with a recorded value.

         SERIES K CONVERTIBLE PREFERRED STOCK - The Board of Directors established this series with 100 shares authorized, no par value. This series was intended to be sold to accredited investors through private placements. During the three months ended March 31, 1996, the Company sold 17 shares of Series K Convertible Preferred Stock ("Series K Preferred Stock") to an accredited investor located outside the United States for $637,500, net of sales commissions and closing costs of $212,500.

         The Series K Preferred Stock has no voting rights except as provided by operation of law does not bear dividends, and is not redeemable. As long as the Series K Preferred Stock is outstanding, the Company cannot without the affirmative vote or the written consent as provided by law of 80% of the holders of the outstanding shares, voting as a class, change the preferences, rights or limitations with respect to the Series K Preferred Stock in any material respect prejudicial to the holders thereof, or increase the authorized number of shares of such Series.

           Each holder of Series K Preferred Stock shall have the right, at his option, at any time after the Company increases its authorized common shares, to convert each share into fully paid and nonassessable shares of the Company's common stock at a conversion price equal to 55% of the common stock's market value. The Shares being converted shall be multiplied by 50,000 before determining the common shares to be received. Market value is defined to be the average closing price per share of the Company's common stock for the ten day period prior to conversion. The Series K Preferred Stock automatically converts to common shares on June 30, 1997.

         In the event of liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or otherwise, after payment of the debts and other liabilities of the Company and before any distribution shall be made to the holder of any class of the Company's common stock, each holder of Series K Preferred Stock shall be entitled to receive the sum of $50,000 in cash for each share of Series K Preferred Stock held subject to the first priority of all holders of all prior series of preferred stock.

10.  MATERIAL TRANSACTIONS WITH RELATED PARTIES

         During both the three months ended March 31, 1996 and 1995, Stellar billed TSSN $190,000 for management and accounting services performed on the Company's behalf, which were charged to the intercompany advance account. Stellar charged TSSN based upon estimated time and charges incurred by Stellar on the Company's behalf. Management asserts that the fees charged to the Company approximate the costs that would have been incurred by TSSN if it had operated on a stand alone basis. During the three months ended March 31, 1996, the Company made net payments of $83,765 to Stellar. During the three months ended March 31, 1995, Stellar made net cash advances to TSSN of $136,614. As of March 31, 1996, Amounts due to Stellar aggregated $536,537.

         American Clinical Labs, Inc. ("ACL"), the Company's majority shareholder prior to the TSSN acquisition, and THI provide management services to one another. The cost of these services are based upon the percentage of time that the individuals expend on one another's behalf, including payroll taxes, insurance, automobile allowance, and reimbursed expenditures. During the three months ended March 31, 1996, the Company paid to ACL on a net basis, $15,403, including an amounts due ACL at December 31, 1995 of $ 11,644. At March 31, 1996, ACL owed the Company 3,759. During March 1995, ACL advanced the Company $82,610 for working capital.

         During the period April 1, 1996 through June 7, 1996, ACL has made working capital advances of $287,247 to the Company. The Company has agreed to repay the advances by the issuance to ACL of sufficient shares of convertible preferred stock which will convert into 422,422 shares of common stock.





                   [Balance of page intentionally left blank]

11.      BUSINESS SEGMENTS

         The Company has identified its major lines of business to be the RV campgrounds, broadcasting and shopping. The results of operations by major lines of business for the three months ended March 31, 1996 are summarized below:

                                       RV
                                   Campgrounds    Broadcasting      Shopping      Corporate         Total
                                   -----------    ------------     ---------     -----------     -----------
Sales and revenues                 $  299,802     $   353,160      $   6,987     $         0     $   659,949

Cost of sales and revenues            173,915         742,510         37,063               0         953,488
                                   ----------     -----------      ---------     -----------     -----------

Gross margin                          125,887        (389,350)       (30,076)              0        (293,539)

Operating expenses                    280,772         449,113        738,345         694,613       2,162,843

Depreciation and amortization          92,419         239,314          8,182               0         339,915
                                   ----------     -----------      ---------     -----------     -----------

Income (loss) from operations        (247,304)     (1,077,777)      (776,603)       (694,613)     (2,796,297)

Other items                           (47,260)        (23,098)           (22)       (637,276)       (707,656)
                                   ----------     -----------      ---------     -----------     -----------

Net income (loss)                  $ (294,564)    $(1,100,875)     $(776,625)    $(1,331,889)    $(3,503,953)
                                   ==========     ===========      =========     ===========     ===========

Identifiable assets                $6,897,077     $10,052,905      $ 354,887     $ 1,814,330     $19,119,199
                                   ==========     ===========      =========     ===========     ===========




                   [Balance of page intentionally left blank]

12.  ADDITIONAL CASH FLOW STATEMENT INFORMATION

         The noncash effect of the acquisition of TSSN as of February 28, 1995 is summarized below:

               INCREASE IN ASSETS:

               Notes and other receivables                                            $   81,141

               Prepaid expenses                                                           18,788
                                                                                      ----------

                 Increase in current assets                                               99,929

               Property, equipment, and program library                                3,487,891

               Unamortized goodwill                                                    3,595,592

               Other assets                                                              168,617
                                                                                      ----------

                 Total increase in assets                                              7,352,029
                                                                                      ----------

               INCREASE IN LIABILITIES:

               Notes payable and current portion of long-term debt                       428,638

               Accounts payable                                                          654,495

               Amounts due to affiliates                                                  24,550

               Accrued liabilities                                                       145,995
                                                                                      ----------

                 Increase in current liabilities                                       1,253,678

               Long-term debt                                                          1,731,276

               Other liabilities                                                         292,024
                                                                                      ----------

                 Total increase in liabilities                                         3,276,978
                                                                                      ----------

               Minority interest

               CHANGE IN STOCKHOLDERS' EQUITY:

               Issuance of Series D Convertible Preferred Stock (16,985 shares)        4,084,153

               Issuance of Series E Convertible Preferred Stock (30,000 shares)           30,000

               Issuance of Series H Convertible Preferred Stock (48,000 shares)

               Common stock                                                            3,460,823

               Additional paid in capital                                             (3,490,823)
                                                                                      ----------

                 Total increase in stockholders' equity                                4,084,153
                                                                                      ----------

                 Total increase in liabilities and stockholders' equity                7,361,131
                                                                                      ----------

               CASH ACQUIRED (INVESTED)                                               $    9,102
                                                                                      ==========

13.      PROFORMA FINANCIAL INFORMATION

         The Condensed Proforma Combined Statement of Operations shown below for the three month period ended March 31, 1995 has been prepared as if TSSN and Channel America had been acquired as of January 1, 1995, adjusted to reflect an increase in amortization resulting from goodwill recorded in the mergers and the reduction of interest expense and dividends payable relating to the conversion of notes payable and preferred stock (See Note 4 - Acquisition of Channel America Television Network, Inc.). The proforma weighted average number of shares used to compute the proforma loss per share was based on the actual number of EVRO shares outstanding, adjusted for the number of common shares issued to Stellar (500,000 shares).

              Condensed Proforma Combined Statement of Operations
                   For The Three Months Ended March 31, 1995

              Sales and revenues                                    $   791,767

              Cost of sales and revenues                                918,457
                                                                    -----------

              Gross margin                                             (126,690)

              Operating expenses                                      1,113,920
                                                                    -----------

              Operating loss of continuing operations                (1,240,610)

              Other income (expense)                                    (56,535)
                                                                    -----------

              Loss from continuing operations                       $(1,297,145)
                                                                    ===========

              Loss per share from continuing operations             $     (0.60)
                                                                    ===========

              Average number of common shares outstanding             2,178,726
                                                                    ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

         The following is a discussion of The Company's results of operations for the three months ended March 31, 1995 and 1996. The Company's net loss increased from $526,000 or $(.64) per share in 1995 to $3,504,000 in 1996 or
$1.40 per share. The increase is primarily attributable to (1) the loss from operations of $1,101,000 of Channel America for the three months ended March 31, 1996, which was not acquired until October 10, 1995, including amortization of goodwill of $141,000, (2) an increase in the loss from operations of $167,000 of THI (historic EVRO) for three months ended March 31, 1996 as compared to the comparable period of the prior year for which operations of THI were included only for the month March, 1995, including additional amortization of goodwill of $41,000 (this loss was incurred in the business historically operated by EVRO), (3) an increase in the loss from shopping operations of $378,000, (4) an increase in corporate overhead of $695,000, including accounting, legal and financial consulting services and other costs to support the Company's acquisition and financial activities of $559,000, (5) interest and other financing costs $128,000 associated with new corporate borrowings, and (6) costs associated with convertible debenture modifications and defaults of $509,000.

         Revenues, listed as "Rental, memberships, and other revenues" of $121,000 and $300,000 for the three months ended March 31, 1995 and 1996, respectively, on the Company's Consolidated Statements of Operations reflect the operations of the Company's RV campgrounds (historic EVRO and its subsidiaries). The revenues for the three months ended March 31, 1995 reflect the operations of the RV Campgrounds only for the month of March, 1995, while revenues for the three months ended March 31, 1996, reflect the operations of the RV Campgrounds for the full three month period. Programming and advertising revenues, in the amount of $353,000 reflect the operations of Channel America for the three months ended March 31, 1996.

         In mid-January, 1996, TSSN initiated the sale of jewelry, gem stones and non-sports collectibles on a limited basis through TSC from a television studio facility located in Altamonte Springs, Florida. The shopping broadcast was limited primarily to satellite only homes. As more fully explained later, the Company temporarily discontinued the shopping operations in late February 1996. Revenues from these limited operations were $7,000. Revenues from product sales totaling $177,000, for the three months ended March 31, 1995, reflect sales of sports memorabilia through a contractual arrangement with VIA TV Network located in Knoxville, Tennessee during January and February 1995. The sales volume was largely attributable to cable distribution of the Nostalgia Network.

         Cost of sales and revenues for the three months ended March 31, 1996 is comprised of the costs associated with the RV campgrounds, totaling $174,000, Channel America, totaling $743,000, and shopping operations, totaling $37,000. Cost of sales and revenues for the three months ended March 31, 1995 is comprised of the costs associated with the RV campgrounds, totaling $69,000, and shopping operations, totaling $120,000. The cost of sales in 1995 for shopping operations, which reflect the sale of sports memorabilia, were approximately 30-35% higher than would normally be expected due to product selection and high product costs directly attributable to the initial low sales volume levels. Channel America incurred a negative gross margin of $389,000 for the three months ended March 31, 1996, which was primarily attributable to unsold advertising time.

          Selling, general and administrative expenses for the three months ended March 31, 1996 totaled $281,000 for RV campground operations, $449,000 for operations of Channel America, $738,000 for the shopping operations, and $695,000 for corporate expenses and consulting services and other costs incurred in support of the Company's acquisition and financing activities. Selling, general and administrative expenses for the three months ended March 31, 1995 totaled $69,000 for RV campground operations and $219,000 for the shopping operations. Selling general and administrative costs for shopping operations increased $519,000 from 1995 to 1996. The increase for shopping operations was primarily attributed to costs of distribution of $227,000, payroll and related costs of $170,000, costs of studio facility of $90,000 and other of $32,000, incurred to support the initial shopping operations.

         During both the three months ended March 31, 1995 and 1996, Stellar billed TSSN $190,000 for management and accounting services performed on TSSN's or EVRO's behalf. Stellar charged TSSN based upon estimated time and charges incurred by Stellar on the Company's behalf. Management believes that the fees charged to the Company and TSSN approximate the costs that would have been incurred by TSSN if it had operated on a stand alone basis.

         Interest expense for the three months ended March 31, 1996 were $208,000 as compared to $43,000 for the comparable period in 1995. The increase is directly attributable to new financing required to support the Company's acquisitions and business operations. Accrued interest for the three months ended March 31, 1996 for the Debentures was $117,000, including amortization of loan costs of $43,000. Costs associated with convertible debenture modifications and defaults were comprised of (1) additional principal of $304,000 pursuant to the terms of the Debentures, (2) additional principal of $79,000 resulting from agreements to extend mandatory redemption dates, and
(3) adjustment of liability on debentures in default to common stock equivalent value of $125,974.

         In April, 1995, TGHC, Inc., an inactive subsidiary, received a promissory note in exchange for the sale of substantially all of the assets of TGHC. As the ultimate collection of the contingent promissory note is uncertain and largely dependent upon the success of the acquiring entity, Better Health Network, Inc., establishing future profitable operations, the Company utilized the cost recovery method of accounting for this transaction. The payments received pursuant to the promissory note, which are based on a percentage of the sales generated by Better Health Network, will be recognized as income upon receipt. As of March 31, 1996 no income had been recognized by the Company.

PLAN OF OPERATION


TSSN

         TSSN are considered to be in the development stage as defined in Financial Accounting Standard No. 7. TSSN is engaged in the development of a television shopping network marketing its products through satellite, television broadcast stations and cable networks.

         In November 1994, TSSN initiated the sale of sports memorabilia on a limited basis (6 to 21 hours per week) through a contractual arrangement with ViaTV Network located in Knoxville, Tennessee. Initially the broadcast was limited to satellite only homes; however, beginning in January 1995, TSSN sales programming was broadcast over the Nostalgia Network for 6 hours per week. While these sales activities confirmed, in management's opinion, the viability of TSSN's programming, the operations were discontinued in late February 1995 until TSSN could independently obtain broadcasting capability and distribution at more favorable economic costs. In January 1996, TSSN initiated the sale of jewelry, gem stones and non-sports collectibles on a limited basis. The shopping broadcast was limited primarily to satellite only homes. In late February 1996, the Company temporarily discontinued the shopping program operations at its Altamonte Springs, Florida television studio facility in order to relocate and consolidate its shopping program operations with the operations of Channel America. The Company anticipates that it will operate from facilities located in California, however, the Company has yet to obtain such a facility. Upon the consolidation of the Company's television operations at one studio facility, TSSN will relaunch its shopping programming on Channel America during late evening hours, seven days a week in late 1996.

CHANNEL AMERICA

         Channel America, a broadcast television network, enhances the Company's business plan by affording the Company a means to distribute TSSN's programming, and, additionally, expands the Company's entertainment business to include a television network. Channel America currently broadcasts its programming 24 hours per day through its television network which, as of March 29, 1996, is comprised of 83 affiliates with a potential reach of approximately 35 million US households, including 9.5 million direct cable homes and 4.6 million satellite homes. The Company intends to initially commence broadcasting the programming of TSC, 6 hours per day, seven days per week on Channel America's network. Thereafter, the Company anticipates expanding such programming to 12 hours per day, seven days per week.

         CASH REQUIREMENTS. The Company is currently unable to meet its cash requirements and will need approximately $5,700,000 to continue the execution of its business plan through the next twelve months including (1) $3,000,000 to satisfy its existing cash needs, including $200,000 for the repayment of existing bridge loan; (2) $1,275,000 for its anticipated cash needs in the next twelve months; (3) $450,000 to complete payments to Channel America; (4) $675,000 for working capital to be utilized in the operations of Channel America; and (5) $300,000 for THI's debt and operations.

The Company plans to obtain funds to satisfy its cash requirements from the issuance of its capital stock or from issuance of its debt securities, however, the Company currently has no commitments to receive either debt or equity financing and no assurance can be given that the Company will be successful in obtaining additional equity or debt funding.

OUTLOOK

         The Company has established the following objectives to achieve profitable operations in 1996, assuming the Company is successful in its capital raising efforts:

         1. Strengthen its management team, including recruiting experienced Chief Executive Officers for both the Company and Channel America;

         2. Consolidate the operations of Channel America and TSSN into a television studio facility in California. This consolidation will provide for considerable cost savings as it will allow for the use of common uplink and transponder facilities, as well as reducing related overhead costs;

         3. Obtain Nielsen ratings of Channel America's programming to facilitate the sale of advertising time to national advertisers;

         4. Enhance the programming of Channel America through joint ventures with partners such as MIT-F/x, Inc. to distribute a computer animated television series called WINGS Angela and SBI Communications to broadcast an interactive live television bingo game show; and

         5. To further diversify the geographic regions and seasonal variations of its RV park division, the Company is currently negotiating the purchase of a fully developed RV park and campground in the northeast United States, which includes approximately 400 sites.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred operating losses in 1994, 1995, and for the three months ended March 31, 1996, of $1,703,000, $7,899,000 and $3,504,000,
respectively, which have adversely reduced The Company's liquidity and capital resources. In addition, TSSN and Channel America will require a substantial capital infusion to fully establish their respective operations. The Company anticipates that it will continue to incur losses throughout its 1996 fiscal year.

         As of December 31, 1995 the Company issued $1,000,000 of 8.5% Convertible Debentures due October 31, 2000 and $500,000 of 9.5% Convertible Debentures due November 27, 2000. During January and February, 1996, the Company issued an additional $3,040,000 of 8.5%

Convertible Debentures of which $1,890,000 are due January 31, 1998 and $1,150,000 are due on October 31, 2000 (collectively referred to as the "Debentures"). The Debentures were issued to individuals and corporations located outside of the United States. The holders of the Debentures are entitled, at their option, at any time commencing 41 days after issue to convert any or all of the original principal amounts of the Debenture into shares of common stock of the Company, at a conversion price per share equal to 50%-70% of the market price of the Company's common stock. Market price is defined as the average closing bid price for the five business days immediately preceding the conversion date or immediately preceding the debenture subscription date, whichever is lower.

         The Debentures, as amended, provide that a penalty of 10% to 20% of the face value of the Debentures be added to principal in the event that the Company does not obtain shareholder authorization to increase its authorized shares of common stock necessary to satisfy the Company's conversion obligation under the Debentures by certain dates. The Company has not obtained the authorization for the issuance of this common stock and accordingly recorded additional principal due on the Debentures.

         The Debentures provide that in the event authorization for issuance of the Common Stock is not obtained before 75 or 90 days from date of issue, the Company is required to redeem the Debentures at an amount equal to the value of the common stock into which the Debentures would have been convertible at the date of redemption. As of June 7, 1996, all of the debentures are in default as a result of the Company's failure to obtain authorization for the issuance of the Common Stock on a timely basis. The common stock equivalent value of the Debentures at June 7, 1996 aggregated $8,699,000. The Company is negotiating with each of its Debenture holders to obtain extension of the mandatory redemption dates.

         During the first quarter of 1996, the Company sold 15,000 shares of Series C Preferred Stock and 17 shares of Series K Preferred Stock for $787,500, net of sales commissions of $212,500.

         During 1996, the Company used the net cash of $2,826,000 that it received from the issuance of its Debentures and sale of preferred stock in the following manner: (1) payments to Channel America for its acquisition ($300,000); (2) advances to or payments on behalf of Channel America ($671,000); (3) legal and accounting fees incurred to complete certain filings with the Securities and Exchange Commission ($160,000); (4) debt service and working capital to fund the operations of THI ($234,000); (5) payment to Stellar for management and accounting services ($103,000); (6) working capital for operations of TSSN and TSC ($330,000); (7) working capital for corporate overhead operations ($138,000); (8) repayment of outstanding debt, the proceeds of which were previously used for working capital purposes ($350,000); (9) consulting services ($290,000); and (10) the redemption of previously issued shares of The Company's Series C Preferred ($250,000).

         During the period April 1, 1996 through June 7, 1996, ACL has made working capital advances of $287,000 to the Company. The Company has agreed to repay the advances by the issuance to ACL of sufficient shares of convertible preferred stock which will convert into 422,422 shares of common stock. The Company used the working capital advances in the following manner: (1) debt service and working capital to fund the operations of THI ($230,000); (2) legal and accounting fees incurred to complete certain filings with the Securities and Exchange Commission ($40,000); and (3) working capital for corporate overhead operations ($17,000).

         On November 1, 1995, pursuant to a Stock Purchase Agreement, the Company sold to an accredited investor, 50,000 shares of Series C Preferred for $500,000. The buyer has an option, for a period of six months following the date of issuance, to put the shares back to the Company at a redemption price of $10.00 per share. As security for the agreement by the Company to buy back any shares put to the Company, the Company has pledged all common shares of Channel America owned by the Company and 40 shares of the Company's Series J Convertible Preferred Stock ("Series J Preferred"), representing the equivalent of 2,000,000 common shares upon conversion. In addition, the Company entered into a five-year consulting agreement, as amended, with Southern Resource Management, Inc., of which the investor is president. The amended agreement provides for payments of $100,000 on February 8, 1996; $25,000 on March 15, 1996; and $125,000 each on November 1, 1996, 1997, 1998 and 1999. The Company shall deliver to the consultant, on or before March 15, 1996, either a letter of credit in the amount of $400,000 or a "Satisfaction Payment" of $400,000 in cash. The Company has pledged 60 shares of the Company's Series J Preferred, representing the equivalent of 3,000,000 common shares upon conversion, as security for payment of the Satisfaction Payment of $400,000. In addition, D. Jerry Diamond and Daniel M. Boyar personally guaranteed the obligations of the Company pursuant to the Stock Purchase Agreement and Consulting Agreement. The Company paid to Southern Resource Management, Inc., $100,000 on February 8, 1996 and $190,000 on March 25, 1996. However, the Company has not delivered to Southern Resource Management, Inc., the aforementioned letter of credit or "Satisfaction Payment." Thus, the Company is in default under the terms of the agreement and Southern Resource Management, Inc. may elect to accelerate all of the payments as a result of the default.

         The Company is also in default of a note payable to Genesee Cattle Co. in the amount of $248,000 due June 24, 1995, including accrued interest, and consulting fees of $50,000. The note payable is collateralized by all the common stock of the company's subsidiary TSSN. On May 21, 1996, the note holder filed a civil action to collection all monies due in the U.S. District Court for the District of Colorado against the Company, Stephen H. Cohen, a Director, individually, and Daniel M. Boyer, individually, guarantor of the note payable.

         The Company is currently experiencing a significant deficiency in working capital and Channel America and TSSN (the Company's primary future operating subsidiaries) have operated since their inception with a negative working capital position. As of March 31, 1996, the Company had current assets of $301,000 and current liabilities of $10,702,000, or a working capital deficiency of $10,401,000. The Company is currently in default on various notes payable aggregating approximately $2,091,000 and all of its Debentures which have stock common equivalent values of $8,699,000. These factors raise substantial doubts as to the Company's ability to continue as a going concern unless it is able to successfully complete a sizable private equity offering and attain future profitable operations. The future success of the Company will depend, among other factors, upon management's ability to attain and maintain profitable operations; to obtain favorable financing arrangements; to retire its current indebtedness; and, to raise additional capital.

         The Company intends to schedule a shareholders meeting at which the Company will ask its shareholders to increase the number of shares of the Company's authorized common and preferred stock. If the shareholders of the Company do not approve the increase in the Company's authorized common stock, the holders of the Company's Debentures will likely demand the repayment of amounts owed to them in cash rather than convert such Debentures into shares of the Company's common stock as the Company will not be able to issue additional common shares. Thus, it is critical to the success of the Company that the shareholders of the Company's common stock increase the authorized shares of the Company's common stock. Not only are the increased shares needed for possible issuance to Debenture holders, but, such shares are also required to raise additional capital for the Company. On the other hand, if the shareholders of the Company fail to increase the authorized shares of the Company's preferred stock, the Company does not envision that such action will materially impact the Company, although it will limit the Company's ability to engage in certain financing transactions requiring the issuance of preferred stock. If the shareholders of the Company do not approve an increase in the Company's common stock, the Company will likely seek to renegotiate the terms of its existing Debentures to extend the maturity date thereof, however, there can be no assurance that the Debenture holders would extend the terms of the Debentures in which case, if payment of a substantial amount of the Debentures were demanded, the Company would likely be unable to meet such request.

         Despite the inability of the Company to establish positive cash flow from its operations, it has been able to raise capital through the issuance of its debentures and its preferred stock, however, there can be no assurance that the Company will be able to continue to issue its securities.





                   [Balance of page intentionally left blank]

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS, REPORTS ON FORM 8-K

(A)      EXHIBITS

EXHIBIT #        DESCRIPTION OF DOCUMENT
- ---------        -----------------------
27.0             Financial Data Schedule (for SEC use only)


(B)      REPORTS ON FORM 8-K

Amendment No. 1 to Form 8-K dated September 18, 1995 reporting acquisition of Channel America Television Network, Inc. filed on February 27, 1996.




                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           EVRO CORPORATION


Date   June 12, 1996                       By  /s/ O. Don Lauher
     ---------------------------              ----------------------------------
                                           O. Don Lauher
                                           Chief Financial Officer