Form 10QSB
period 1996-06-30
EVRO CORP
filed 1996-08-20
CIK 33115

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-QSB

         (Mark One)
         [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended   June 30, 1996
                                                --------------------------------

         [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 EXCHANGE ACT
                 For the transition period from                to
                                                --------------    --------------

                         Commission File No. 0-7870
                                             ------

                               EVRO CORPORATION
- --------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

              Florida                                           59-3229961
- ------------------------------------                 ---------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 1996, the Company had 2,497,665 shares of Common Stock outstanding, no par value.

                      EVRO CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                                JUNE 30, 1996
                                 (Unaudited)

ASSETS
CURRENT ASSETS:
 Cash                                                                  $      24,682
 Notes and other receivables                                                  72,311
 Inventories                                                                  77,814
 Prepaid expenses                                                            125,595
                                                                       -------------
   TOTAL CURRENT ASSETS                                                      300,402

PROPERTY, EQUIPMENT, AND PROGRAM LIBRARY
 (less accumulated depreciation of $940,727)                               5,073,547

OTHER ASSETS
 Goodwill (less accumulated amortization of $770,047)                     11,320,450
 Other - net                                                               1,844,394
                                                                       -------------

        TOTAL ASSETS                                                   $  18,538,793
                                                                       =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
 Notes payable and current portion of long-term debt                   $   1,606,395
 Notes payable - related parties                                             251,982
 Convertible debentures                                                    6,408,001
 Accounts payable                                                          4,457,903
 Accrued liabilities                                                       2,638,347
 Amounts due to affiliates                                                 1,080,595
                                                                       -------------
   TOTAL CURRENT LIABILITIES                                              16,443,223

LONG-TERM DEBT:
 Long-term debt                                                            1,251,008
 Other                                                                       558,351
                                                                       -------------
        TOTAL LIABILITIES                                                 18,252,582
                                                                       -------------

MINORITY INTEREST                                                            231,930
                                                                       -------------
PREFERRED STOCK - SERIES C SUBJECT TO
 REPURCHASE AGREEMENT                                                        500,100
                                                                       -------------

STOCKHOLDERS' DEFICIT:
 Preferred stock, no par value, 1,250,000 shares
   authorized, 353,604 shares issued and outstanding
   with liquidation preference value of $17,923,322                       12,338,458
 Common stock, no par value, 2,500,000 shares
   authorized, 2,497,665 shares issued and outstanding                     5,382,476
 Accumulated deficit                                                     (17,080,236)
                                                                       -------------
                                                                             640,698
 Less:
   Unearned compensation                                                    (970,312)
   Subscription receivable                                                  (115,000)
   Common stock held by subsidiary - 666 shares                               (1,205)
                                                                       -------------
        TOTAL STOCKHOLDERS' DEFICIT                                         (445,819)
                                                                       -------------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $  18,538,793
                                                                       =============

                 See notes to consolidated financial statements

                       EVRO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                 THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------    -------------------------
                                                     1996          1995           1996           1995
                                                     ----          ----           ----           ----
SALES AND REVENUES
 Rental, memberships and other revenues        $     347,076   $    394,587   $    646,878   $    515,218
 Programming and advertising                         331,046                       684,206
 Product sales                                          (256)        44,069          6,731        176,278
                                               -------------   ------------   ------------   ------------
                                                     677,866        438,656      1,337,815        691,496

COST OF SALES AND REVENUES                           964,978        219,560      1,918,466        482,145
                                               -------------   ------------   ------------   ------------

GROSS MARGIN                                        (287,112)       219,096       (580,651)       209,351
                                               -------------   ------------   ------------   ------------

OPERATING EXPENSES:
 Selling, general and administrative                 989,985      1,096,849      2,962,828      1,433,665
 Management and accounting services                  190,000        190,000        380,000        380,000
 Depreciation and amortization                       341,331        103,037        681,246        128,405
                                               -------------   ------------   ------------   ------------
                                                   1,521,316      1,389,886      4,024,074      1,942,070
                                               -------------   ------------   ------------   ------------

OPERATING LOSS OF CONTINUING OPERATIONS           (1,808,428)    (1,170,790)    (4,604,725)    (1,732,719)

OTHER INCOME (EXPENSES)
 Interest expense                                   (242,684)       (44,190)      (450,194)       (87,054)
 Costs associated with convertible debenture
   modifications and defaults                       (215,842)                     (724,818)
 Other-net                                            (3,173)         4,665          5,657          8,983
                                               -------------   ------------   ------------   ------------

NET LOSS FROM CONTINUING OPERATIONS               (2,270,127)    (1,210,315)    (5,774,080)    (1,810,790)

LOSS OF DISCONTINUED OPERATIONS                                      14,993                       (33,164)
                                               -------------   ------------   ------------   ------------

NET LOSS                                       $  (2,270,127)  $ (1,195,322)  $ (5,774,080)  $ (1,843,954)
                                               =============   ============   ============   ============

LOSS PER SHARE DATA:
NET LOSS FROM CONTINUING OPERATIONS            $       (0.91)  $      (0.56)  $      (2.31)  $      (1.21)

LOSS OF DISCONTINUED OPERATIONS                         -              0.01           -             (0.02)
                                               -------------   ------------   ------------   ------------

NET LOSS                                       $       (0.91)  $      (0.55)  $      (2.31)  $      (1.24)
                                               =============   ============   ============   ============

AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                       2,497,665      2,155,238      2,497,665      1,491,637
                                               =============   ============   ============   ============




                 See notes to consolidated financial statements

                      EVRO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                 (Unaudited)


                                                                     Common Stock
                                                                     ------------         Preferred    Accumulated
                                                                 Shares          $          Stock        Deficit
                                                                 ------          -          -----        -------
BALANCE, JANUARY 1, 1996                                        2,497,665   $5,382,476   $11,550,958   $(11,306,156)

Proceeds from sale of preferred stock
  Series C Convertible Preferred - 15,000 shares                                             150,000
  Series K Convertible Preferred - 17 Shares                                                 637,500

Series F Convertible Preferred Stock issued to
  acquire the minority interest of The Sports &
  Shopping Network, Inc. - 28.1418 shares                                                          0

Purchase of common stock by
  Technology Holdings, Inc. - 250 shares

Stock compensation earned during the six months ended June 30, 1996

Loss for the six months ended June 30, 1996                                                              (5,774,080)
                                                                ---------   ----------   -----------   ------------
BALANCE - JUNE 30, 1996                                         2,497,665   $5,382,476   $12,338,458   $(17,080,236)
                                                                =========   ==========   ===========   ============




                                                                                                      Common
                                                             Unearned              Notes             Stock Held
                                                           Compensation          Receivable            by THI
                                                           ------------          ----------            ------
BALANCE, JANUARY 1, 1996                                    $(1,504,725)          $(115,000)          $  (664)

Proceeds from sale of preferred stock
  Series C Convertible Preferred - 15,000 shares
  Series K Convertible Preferred - 17 Shares

Series F Convertible Preferred Stock issued to acquire the minority interest of The Sports &
  Shopping Network, Inc. - 28.1418 shares

Purchase of common stock by
  Technology Holdings, Inc. - 250 shares                                                                 (541)

Stock compensation earned during the six
  months ended June 30, 1996                                    534,413

Loss for the six months ended June 30, 1996
                                                            -----------           ---------           -------
BALANCE - JUNE 30, 1996                                     $  (970,312)          $(115,000)          $(1,205)
                                                            ===========           =========           =======


                See notes to consolidated financial statements

                       EVRO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                For The Six Months Ended June 30,
                                                                ---------------------------------
                                                                      1996              1995
                                                                      ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $   (5,774,080)   $   (1,843,955)
Adjustments to reconcile net loss to net cash utilized by
 operating activities:
   Depreciation and amortization                                       681,246           128,405
   Compensation for financial consulting services
     paid in common and preferred stock                                534,413           127,513
   Imputed interest related to reverse purchase of
     EVRO Corporation                                                                     17,903
   Settlement of litigation by issuance of common
     stock                                                                                39,000
   Costs associated with convertible debenture
     modifications or defaults                                         724,818
   Amortization of loan costs charged to interest costs                102,376
   Prepaid consulting fees                                              62,500
   Other, net                                                            6,935             8,317
 (Increase) Decrease in current assets                                 (11,870)            5,928
 Increase in accounts payable and accrued liabilities                  859,299           345,514
                                                                --------------    --------------
   NET CASH USED IN OPERATING ACTIVITIES                            (2,814,363)       (1,171,375)
                                                                --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment                                               (40,455)          (30,231)
Acquisition of EVRO Corporation                                                         (100,000)
Cash acquired in reverse purchase of EVRO
    Corporation                                                                            2,349
Investment in and loan to America's
    Collectables Network, Inc.                                                          (100,000)
Note receivable                                                         10,000            20,795
Decrease in deposits                                                   133,000
Other                                                                  (30,610)          (11,611)
                                                                --------------    --------------
   NET CASH USED IN INVESTING ACTIVITIES                                71,935          (218,698)
                                                                --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Convertible debentures                                               2,032,101
Notes payable                                                                            550,000
Repayment of debt                                                     (473,543)          (60,942)
Proceeds from sale of preferred and common stock                       787,500           749,985
Recision of preferred stock sale                                      (250,000)          (15,201)
Working capital advances from/to affiliates, net                       638,649           167,993
Other                                                                     (948)            9,080
                                                                --------------    --------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                         2,733,759         1,400,915
                                                                --------------    --------------

NET INCREASE (DECREASE) IN CASH                                         (8,669)           10,842
CASH, BEGINNING OF PERIOD                                               33,351                67
                                                                --------------    --------------

CASH, END OF PERIOD                                             $       24,682    $       10,909
                                                                ==============    ==============
Supplemental Disclosures:
  Interest paid                                                 $       90,194    $       58,559
                                                                ==============    ==============


                 See notes to consolidated financial statements

                                EVRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       GENERAL

         The financial statements of EVRO Corporation ("EVRO" and the "Company") and its subsidiaries as of June 30, 1996, and for the six months ended June 30, 1996 and 1995, are unaudited and in the opinion of management reflect all adjustments necessary for a fair presentation of such data. All such adjustments made were of a normal recurring nature, except as more fully described below. On March 14, 1995, the Company acquired 98.35% of the issued and outstanding common shares of The Sports & Shopping Network, Inc., ("TSSN") a Florida corporation and on October 10, 1995 acquired Channel America Television Network, Inc., ("Channel America"), a Delaware corporation. For financial reporting purposes, the acquisition of TSSN was accounted for as a reverse purchase acquisition under which the companies were recapitalized to include the historical financial information of TSSN and the assets and liabilities of the Company revalued to reflect the market value of the Company's outstanding shares. As closing occurred on March 14, 1995, the middle of a month, the accounts of TSSN have been consolidated with the Company as of February 28, 1995, a date that lies within the date on which the
transaction was initiated  and the date of closing.   The historical financial
statements prior to February 28, 1995, included herein, are those of TSSN. The accounts of Channel America have been consolidated with the Company for the six months ended June 30, 1996. The Company's significant accounting policies are described in the notes to the December 31, 1995 financial statements and there have been no material changes in significant accounting policies from those described therein. Certain amounts for the prior year have been reclassified to conform to the 1996 presentation.

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


2.       BASIS OF ACCOUNTING

         The consolidated financial statements have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and, accordingly, no adjustments have been recorded because of this uncertainty. The Company has incurred net losses during 1994 and 1995 and the six months ended June 30, 1996 of $1,703,000, $7,899,000, and
$5,774,000 respectively, which have adversely reduced the Company's liquidity and capital resources. At June 30, 1996, the Company had current assets of $300,000 and current liabilities of $16,443,000 or a working capital deficit of $16,143,000, together with a stockholders' deficit of $446,000.

         As of August 14, 1996, the Company is in default on all of its convertible debentures as a result of the Company's failure to obtain authorization for the issuance of the Common Stock on a timely basis. These Debentures provide that in the event authorization for issuance of the common stock is not obtained before 75 or 90 days from date of issue, the Company is required to redeem the Debentures at an amount equal to the value of the common stock into which the Debentures would have been convertible at the date of redemption. As of August 14, 1996, the common stock equivalent value of the Debentures aggregated $9,070,000. The Company is negotiating the extension of the mandatory redemption dates with all of the Debenture holders.

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

         The Company is also in default of a note payable to Genesee Cattle Co. in the amount of $253,000 due June 24, 1995 (including accrued interest of $53,000), and consulting fees of $50,000. The note payable is collateralized by all the common stock of the company's subsidiary TSSN. On May 21, 1996, the note holder filed a civil action to collect all monies due in the U.S. District Court for the District of Colorado against the Company, Stephen H. Cohen, a Director, individually, and Daniel M. Boyar, Special Legal Counsel to the Board of Directors, individually, guarantor of the note payable. The Company is also in default of a consulting contract with Southern Resource Management, Inc. regarding the payment of $325,000 in fees. This obligation is collateralized by 60 shares of Series J Convertible Preferred Stock ("Series J Preferred Stock") which is convertible into 3,000,000 shares of the common stock of the Company, and by the personal guarantees of D. Jerry Diamond, a Director, and Daniel M. Boyar.

         As of August 14, 1996, Technology Holdings is in default on notes payable aggregating $257,000 and Channel America is in default on notes payable aggregating $830,000.

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

         The calculations of loss per share for the three months and six months ended June 30, 1995 were based on the weighted average number of shares as follows: (a) for the period January 1, 1995 through March 14, 1995, the number of common shares (500,000 shares) to be issued to The Stellar Companies, Inc., ("Stellar"), the seller of TSSN, and (b) for the period from March 14, 1995 through June 30, 1995, the actual number of EVRO shares outstanding.


4.       ACQUISITION OF CHANNEL AMERICA TELEVISION NETWORK, INC.

         During 1995, the Company executed agreements with Channel America, for the acquisition of 100% of the issued and outstanding shares of the common stock of Channel America for a purchase price of $7,000,000, comprised of cash of $1,000,000 and $6,000,000 of the Company's Series H Convertible Preferred Stock ("Series H Preferred"). The cash portion of the purchase price, $600,000, was paid as of March 31, 1996 and $400,000 was paid by a promissory note bearing interest of 8% per annum, which is due and payable April 7, 1996. The note has been extended from time to time to August 15, 1996 in exchange for the Company's agreement to issue to Channel America an additional 200,000 shares of common stock or its equivalent in preferred stock, together with $50,000 in cash. The note has been further extended to October 15, 1996 in consideration of Company's agreement to waive the condition, precedent to the closing of the purchase of the 49% minority interest of Channel America, that required the conversion of an aggregate of 90% of Channel America's notes payable and preferred stock into restricted shares of Channel America's common stock. However, in no event shall the conversion of Channel America's notes payable and preferred stock into restricted shares of Channel America's common stock be less than an aggregate of 75%. The Company is not in default of the note, as extended, and the Company will not be in default of the note unless it fails to make the cash payments due under the note in a timely manner. The Company believes that Channel America would extend the maturity date of the note if requested to do so by the Company as Channel America has previously granted numerous extensions.

         The Company has made working capital advances to Channel America of $1,422,080 as of June 30, 1996. Channel America is obligated to repay the advances on demand.

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

         The Company issued into escrow $6,000,000 (48,000 shares) of its Series H Preferred for the remaining 49% of the common shares of Channel America. Under the terms of the agreements, as amended, between the companies, the Series H Preferred is convertible into a maximum of 3,000,000 shares of the Company's common stock, unless the market price of such common shares was less than $2.00 per share as of December 31, 1995. If the market price of the Company's common stock was less than $2.00 per share at December 31, 1995, then the number of common shares would be increased to attain the ascribed value of $6,000,000. At December 31, 1995, the average of the closing bid and ask prices for the Company's common stock was $1.5938. Accordingly, the Company shall issue, upon conversion of the Series H Preferred, 3,764,588 shares of the Company's common stock to the minority shareholders of Channel America.
The Series H Preferred will be held in escrow, pending (a) the conversion of an aggregate of 75% of Channel America's notes payable and preferred stock (which totaled $7,690,000 as of June 30, 1995) into shares of Channel America's common stock; (b) the Company increasing the number of its authorized shares of common stock; and (c) the Company registering the shares of common stock underlying the Series H Preferred with the Securities and Exchange Commission. The acquisition of the remaining 49% minority interest of Channel America in exchange of the Company's common stock is not contingent upon the full payment of the $400,000 promissory note discussed above.

         The conversion of Channel America's note and preferred stock holders into shares of Channel America's common stock was a significant consideration in the Company's decision to acquire Channel America. Before the closing of the agreements on October 10, 1995, Channel America provided to the Company written acceptances from note and preferred stock holders whereby the holders accepted the Conversion Plan to convert their notes and preferred stock into Channel America's common stock. The written acceptances represented in excess of 80% of the total notes payable and preferred stock outstanding as of June 30, 1995. As of June 30, 1996, note and preferred stock holders aggregating $4,764,000, or 62% of the notes payable and preferred stock outstanding as of June 30, 1995, have been converted into shares of Channel America's common stock. In addition, note and preferred stock holders aggregating $1,627,000, or 21% of the notes payable and preferred stock outstanding as of June 30, 1995, have committed, but have not yet converted into additional shares of Channel America's common stock. The Company recorded the conversion of both groups of debt and equity holders as if their conversion had occurred on October 1, 1995.


5.       CONVERTIBLE DEBENTURES

         As of December 31, 1995 the Company issued $1,000,000 of 8.5% Convertible Debentures due October 31, 2000 and $500,000 of 9.5% Convertible Debentures due November 27, 2000. During January and February, 1996, the Company issued an additional $3,040,000 of 8.5% Convertible Debentures of which $1,890,000 are due January 31, 1998 and $1,150,000 are due on October 31, 2000 (collectively referred to as the "Debentures"). The Debentures were issued to individuals and corporations located outside of the United States. The holders of the Debentures are entitled, at their option, at any time commencing 41 days after issuance to convert any or all of the original principal amounts of the Debenture into shares of common stock of the Company, at a conversion price per share equal to 50%-70% of the market price of the Company's common stock. Market price is defined as the average closing bid price for the five business days immediately preceding the conversion date or immediately preceding the debenture subscription date, whichever is lower.

         The Debentures, as amended, provide that a penalty of 10% to 30% of the face value of the Debentures be added to principal in the event that the Company does not obtain shareholder authorization to increase its authorized shares of common stock necessary to satisfy the Company's conversion obligation under the Debentures by certain dates. The Company has not obtained the authorization for the issuance of this common stock and accordingly recorded the additional principal due on the Debentures.

         The Debentures provide that in the event authorization for issuance of the Common Stock is not obtained before 75 or 90 days from date of issue, the Company is required to redeem the Debentures at an amount equal to the value of the common stock into which the Debentures would have been convertible at the date of redemption. As of June 30, 1996, all Debentures were in default as authorization for issuance of the Common Stock has not yet been obtained. Overall, the Debenture holders continue to support the Company and have not demanded redemption of the Debentures. The Company has agreed to redeem one Debenture with a face value of

$150,000 for an aggregate amount of $250,000.   Management believes that the
balance of the Debentures holders will continue to hold the Debentures for conversion into common stock upon the Company obtaining shareholder approval to increase its authorized shares. Once the Company receives notice from the Securities and Exchange Commission that it can mail its proxy statement to its shareholders and can therefore schedule its special shareholders meeting, management will then be able to negotiate final extensions of the mandatory redemption dates. Accordingly, no adjustment has been made to adjust the liability from the face value of the Debentures, including extension penalties, as amended, to their common stock equivalent value. The common stock equivalent value of the Debentures as of June 30, 1996 aggregated $9,070,000.

         Costs associated with convertible debenture modifications were comprised of (1) additional principal of $304,000 pursuant to the original terms of the Debentures, and (2) additional principal of $371,000 resulting from agreements to extend mandatory redemption dates.




                   [Balance of page intentionally left blank]

6.       NOTES PAYABLE

         Notes and mortgage notes payable, as of June 30, 1996, are comprised of the following:

                                                                                  Related
                                                                                  Parties           Other
                                                                                  -------           -----
 Note payable to a company at 10% per annum interest, due December 5,
 1995, having as collateral TSSN common stock.                                    $               $   200,000

 Mortgage payables to banks and individuals (7) at 10-10.52% per annum interest, payable in monthly installments including interest aggregating
 $28,600, due February, 1998 through 2001, having as collateral land, buildings, and equipment located at the Company's RV campgrounds, stock
 of Treasure Rockhound, and 27,500 shares of the Company.                                           1,809,376

 Note payable to an individual at 15% per annum interest, due May 31,
 1996, as extended, having as collateral 26,000 shares of Series C
 Convertible Preferred Stock.                                                                         200,000

 Notes payable to banks at 11-14% per annum interest, payable in monthly installments including interest aggregating $614, due February, 1998
 through August, 2000, having as collateral equipment located at the RV                                12,186
 campgrounds.

 Notes payable to former supplier, non-interest bearing                                                28,014

 Note payable to a corporation at 7% per annum interest, due December 31,
 1995, as extended, without collateral.                                               30,000

 Debt of Channel America:

     Senior convertible debentures payable at 10% per annum interest, principal and interest due March 31, 1995 having as collateral all
     tangible and intangible assets of Channel America.                                5,000

     Subordinated notes payable at 10% per annum interest, due December
     31, 2000.                                                                       196,825          295,219

     Fixed rate notes payable at 10% per annum, due August 31, 1996, having as collateral certain broadcast stations and construction
     permits owned by Channel America.                                                20,157           48,498

     Five year notes payable at 10% per annum interest, due 1995 to 2000.                             230,118

     Two year notes payable at 10% per annum interest, due 1995 and 1996.                              30,000

     Fixed rate note payable on demand at 15% interest per annum.                                       3,992
                                                                                  ----------       ----------


 Total notes and mortgage payables                                                   251,982        2,857,403

 Less current portion                                                                251,982        1,606,395
                                                                                  ----------       ----------

 Long term notes and mortgages                                                    $        0       $1,251,008
                                                                                  ==========       ==========


         On April 10, 1995, the Company borrowed $550,000 from Genesee Cattle Company ("Genesee"). The promissory note bears interest at the rate of 10% per annum. The note was originally due and payable on June 24, 1995. Genesee agreed to extend the term of the note until December 5, 1995. As of June 30, 1996, the Company has paid $350,000 of principal on the note leaving a balance of $200,000 plus accrued interest of $53,000. The note is currently in default.

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

         On December 2, 1994, the Company borrowed $200,000 from an individual. The promissory note provides for interest at the rate of 15% per annum. The note was originally due and payable on June 5, 1995. The individual agreed to various extensions and presently the note has been verbally extended and is payable on demand. The note has as collateral 26,000 shares of the Company's Series C Preferred Stock.

         As of August 14, 1996, THI is in default on an unsecured note payable of $16,667 and a mortgage note payable aggregating $240,164 secured by a mobile home park.

         Channel America is in default with respect to its long-term debt and, accordingly, the entire amount has been classified as current liabilities. As more fully described in Note 4 - Acquisition of Channel America Television Network, Inc., the conversion of Channel America's note and preferred stock holders into shares of Channel America's common stock was a determinative item in the Company's decision to acquire Channel America. The following debt of Channel America was outstanding as of June 30, 1996, for which the holders had accepted the Conversion Plan to convert their notes into Channel's America's common stock. The debt was considered to have been converted in the recording of the acquisition of Channel America.

                                                                                  Related
                                                                                  Parties           Other
                                                                                  -------           -----
 Senior convertible debentures payable at 5% per annum interest, principal and interest due September 30, 1996 having as collateral all tangible and
 intangible assets of Channel America                                              $  62,500      $


 Senior convertible debentures payable at 10% per annum interest, principal and interest due March 31, 1995 having as collateral all
 tangible and intangible assets of Channel America                                    50,000

 Subordinated notes payable at 10% per annum interest, due December 31,
 2000                                                                                320,770          275,458

 Fixed rate notes payable at 10% per annum, due August 31, 1996, having as collateral certain broadcast stations and construction permits owned by
 Channel America collateral                                                           80,754           18,424

 Five year notes payable at 10% per annum interest, due 1995 to 2000                                   78,360

 Two year notes payable at 10% per annum interest, due 1995 and 1996                 408,906
                                                                                   ---------        ---------

 Total notes payable                                                               $ 922,930        $ 372,242
                                                                                   =========        =========

    According to the Conversion Plan, the total notes payable of $1,295,172 summarized above, together with accrued interest of $225,663, convert into 2,826,707 shares of common stock of Channel America.

         Maturities of long term debt over the next five years are as follows:

                             Year Ended
                              June 30,                          Amount
                              --------                          ------
                                1997                          $1,858,377
                                1998                             299,519
                                1999                             271,663
                                2000                             118,539
                                2001 and thereafter              561,287
                                                              ----------
                                                              $3,109,385
                                                              ==========


7.       COMMITMENTS, CONTINGENCIES AND LITIGATION

         An agreement with Mr. Dale A. Fullerton, a former Chairman of the Board, President and the largest shareholder of the Company, provides that Mr. Fullerton has the right, but not the obligation, to sell 5,000 shares of the Company's common stock (100,000 shares before the reverse stock split of January 1995) to the Company over a 120 month period beginning in August, 1994 for an aggregate of $456,032. The discounted difference between the repurchase price of the stock and the current value of the Company's common stock is included in accrued liabilities ($23,026) and other debt ($229,463).

         On November 1, 1995, pursuant to a Stock Purchase Agreement, the Company sold to an accredited investor, 50,000 shares of Series C Preferred for $500,000. The buyer has an option at any time prior to October 28, 1996, as amended, to put the shares back to the Company at a redemption price of $10.00 per share. As security for the agreement by the Company to buy back any shares put to the Company, the Company has pledged all common shares of Channel America owned by the Company and 40 shares of The Company's Series J Convertible Preferred Stock ("Series J Preferred"), representing the equivalent of 2,000,000 common shares upon conversion. In addition, the Company entered into a five-year consulting agreement, as amended, with Southern Resource Management, Inc., of which the investor is president. The amended agreement provides for payments of $100,000 on February 8, 1996; $25,000 on March 15, 1996;

and $125,000 each on November 1, 1996, 1997, 1998 and 1999. The Company shall deliver to the consultant, on or before March 15, 1996, either a letter of credit in the amount of $400,000 or a "Satisfaction Payment" of $400,000 in cash. The Company has pledged 60 shares of the Company's Series J Preferred, representing the equivalent of 3,000,000 common shares upon conversion, as security for payment of the Satisfaction Payment of $400,000. In addition, D. Jerry Diamond and Daniel M. Boyar personally guaranteed the obligations of the Company pursuant to the Stock Purchase Agreement and Consulting Agreement. As of June 30, 1996, the Company has paid $300,000 to Southern Resource Management, Inc. However, the Company has not delivered to Southern Resource Management, Inc., the aforementioned letter of credit or "Satisfaction Payment." Thus, the Company is in default under the terms of the agreement and Southern Resource Management, Inc. may elect to accelerate all of the payments as a result of the default.

         The Company has agreed to rescind the sale of 42,000 shares of Series C Preferred Stock, sold on May 31, 1995, at its sales price of $420,000 plus interest of $30,000. The recision was made due to the Company's inability to obtain an increase in its authorized common shares on a timely basis. As of June 30, 1996, the Company has repaid $250,000 of the purchase price. For financial statement purposes, the remaining liability of $200,000, including accrued interest, has been included in accrued liabilities.

         The Company is in default of a $550,000 note payable to Genesee Cattle Co. due December 5, 1995, as amended. As of June 30, 1996, the Company has repaid $350,000 of principal of the note, leaving a balance due of $248,000, including accrued interest of $48,000. In addition, the Company owes to Genesee Cattle Co. consulting fees of $50,000. The note has as collateral all of the common stock of TSSN held by the Company. On May 21, 1996, Bryan K. Foster doing business as Genesee Cattle Co. filed a civil action in the U.S. District Court for the District of Colorado against the Company, Daniel M. Boyar, the Special Legal Counsel to the Board of Directors, individually, guarantor of the note payable, and Stephen H. Cohen, a Director of the Company, individually. The action seeks repayment of all monies due. The plaintiff alleges fraud by Boyar and Cohen in the inducement of the loan and forbearance from bringing suit. The defendants deny the allegations and will vigorously defend the charges. In addition, the action alleges that 50,000 shares of Series C Convertible Preferred Stock issued to Genesee Cattle Co. will have, upon conversion into common stock, a market price less than $1,000,000 in value as promised by the Company. The Company believes that the Series C Convertible Preferred Stock issued fulfills the stock obligation to Genesee Cattle Co. in full.

         On September 8, 1995, the Company received notice from the Osceola County, Florida Clerk of Circuit Court, of a default judgement filed against International Sports Collectibles, Inc., a wholly owned subsidiary of TSSN, and Stellar, in favor of Dreams Franchise Corporation, a California corporation, on November 28, 1994 in the amount of $117,492. This liability has been recorded and is included in accounts payable.

         On June 25, 1996, Prostar, Inc. filed a Petition against EVRO Corporations and its wholly owned subsidiary the Shopping Connection, Inc. In the District Court of Ft. Bend County, Texas seeking payment of $159,356.25 for transponder services rendered, together with interest, attorney's fees and related costs. This liability has been recorded and is included in accounts payable.

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


8.       MINORITY INTEREST

         Minority interest represents the par value and paid in capital of the unconverted preferred stock of Channel America, together with accrued dividends of $19,150. The preferred stock provides for payment of annual dividends in the amount of six percent (6%) per annum through December 31, 1996, and seventeen percent (17%) per annum thereafter. The preferred stock is redeemable by Channel America, at its option, at any time at a redemption price of 105% of its par value, provided that the subordinated notes payable due December 31, 2000 have been fully paid. Upon failure of Channel America to pay two consecutive dividends, the holders of the preferred stock have the right to gain control of the Board of Directors of Channel America and convert their shares of preferred stock into an aggregate of fifty percent (50%) of the Company's outstanding common stock. As of June 30, 1996, Channel America has failed to pay the 1995 dividend which aggregates approximately $13,000 for the unconverted preferred stock.

         As more fully described in Note 4 - Acquisition of Channel America Television Network, Inc., the conversion of an aggregate of ninety percent (90%) of Channel America's notes payable and preferred stock into shares of Channel America's common stock was a significant consideration in the Company's
decision to acquire Channel America.   As of June 30, 1996, 21,879 shares of
preferred stock were outstanding ($218,790) for which the holders had accepted the Conversion Plan to convert their preferred stock into Channel's America's common stock and were eliminated in the recording of the acquisition of Channel America.


9.       COMMON AND PREFERRED STOCK

         COMMON STOCK - The Company has authorized common stock of 2,500,000 shares without par value, of which 2,497,665 shares were issued at June 30, 1996, of which 27,500 shares have been issued as collateral. As of June 30, 1996, Technology Holdings, Inc. held 666 common shares.

         PREFERRED STOCK - The Company has authorized preferred stock of 1,250,000 shares without par value. As of June 30, 1996, the following series of preferred stock were authorized and outstanding.

                                                                                                      Liquidation
                                                                                   Recorded            Preference
                                                                                     Value               Value
                                                                                     -----               -----
        Series A Preferred Stock, $20 par value, 100,000 shares authorized,
        no shares issued or outstanding                                           $         0        $         0

        Series C Convertible Preferred Stock, $10 stated value, 500,000 shares authorized, 210,400 shares issued and outstanding of which
        26,000 shares were issued as collateral                                     1,776,585          2,104,000

        Series D Convertible Preferred Stock, no par value, 17,000 shares
        authorized and 16,984.9 shares issued and outstanding                       4,084,153          3,361,095

        Series E Convertible Preferred Stock, no par value, 30,000 shares
        authorized, issued and outstanding                                             30,000             30,000

        Series F Convertible Preferred Stock, no par value, 1,680 shares
        authorized, 1,352.5912 shares issued and outstanding                          171,300              1,352

        Series H Convertible Preferred Stock, no par value, 100,000 shares
        authorized, 48,000 shares issued and outstanding                            6,000,000          6,000,000

        Series I Convertible Preferred Stock, no par value, 7,000 shares
        authorized, 6,750 shares issued and outstanding                               440,943          1,096,875

        Series J Convertible Preferred Stock, no par value, 100 shares
        authorized, issued and outstanding which were issued for collateral                 0          5,000,000

        Series K Convertible Preferred Stock, no par value, 100 shares
        authorized, 17 shares issued or outstanding                                   637,500            850,000

        Series L Convertible Preferred Stock, no par value, 100 shares
        authorized, no shares issued or outstanding                                         0                  0

        Series M Convertible Preferred Stock, no par value, 40,000 shares authorized, issued and outstanding of which 25,000 shares were
        issued for collateral                                                          74,062            400,000
                                                                                  -----------        -----------

        Total Preferred Stock, 795,980 shares designated; 338,285.3494 shares of designated series issued and outstanding of which 51,100
        shares were issued for collateral                                          13,214,543         18,843,322

        Less Series C Convertible Preferred Stock:
            Shares subject to agreement to rescind sale thereof (42,000 shares)      (375,985)          (420,000)
            Shares subject to repurchase agreement (50,000 shares)                   (500,100)          (500,000)
                                                                                  -----------        -----------

        Adjusted Preferred Stock                                                  $12,338,458        $17,923,322
                                                                                  ===========        ===========

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

         In January 1996, the Company sold 15,000 shares of Series C Preferred Stock to an accredited investor for $150,000.

         On January 15, 1996, the Company issued 28.1418 shares of Series F Convertible Preferred Stock in exchange for the remaining 1.65% of TSSN's issued and outstanding shares of common stock held by the minority shareholders. No value was assigned to the shares issued to acquire the minority interest as the book value of the net assets of TSSN was negative as of the date of purchase.

         SERIES K CONVERTIBLE PREFERRED STOCK - The Board of Directors established this series with 100 shares authorized, no par value. This series was intended to be sold to accredited investors through private placements.
In March 1996, the Company sold 17 shares of Series K Convertible Preferred Stock ("Series K Preferred Stock") to an accredited investor located outside the United States for $637,500, net of sales commissions and closing costs of $212,500.

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


10.  MATERIAL TRANSACTIONS WITH RELATED PARTIES

         During both the six months ended June 30, 1996 and 1995, Stellar billed TSSN $380,000 for management and accounting services performed on the Company's behalf, which were charged to the intercompany advance account. Stellar charged TSSN based upon estimated time and charges incurred by Stellar on the Company's behalf. Management asserts that the fees charged to the Company approximate the costs that would have been incurred by TSSN if it had operated on a stand alone basis. During the six months ended June 30, 1996 and 1995, the Company made net payments to Stellar of $84,141 and $358,668, respectively. As of June 30, 1996, Amounts due to Stellar aggregated $726,141.

        ACL is a shareholder of the Company who, as of June 30, 1996, owned 190,018 shares of the Company's common stock, and 6,041.988 shares of the Company's Series D Preferred Stock. The Company's Series D Preferred Stock is redeemable, at the Company's option, by the Company tendering to the holders of the Series D Preferred Stock all of the Company's shares of THI. In the event the Company redeems its Series D Preferred Stock in exchange for all of the outstanding common stock of THI, ACL will control 36% of the common stock of THI. ACL and THI share a common management team, the members of which are employees of either ACL or THI. The compensation paid to the employees of either THI and ACL who provide services to both ACL and THI, together with related payroll taxes, insurance, automobile allowances and other reimbursed expenditures associated with such employees, are allocated between ACL and THI based upon the percentage of time that the employees expend on behalf of either ACL and THI. The services are billed at cost, without a mark-up. During the period March 1,1995 through June 30, 1995, ACL billed THI $34,000 and THI billed ACL $28,000 for management services, resulting in a net management fee being payable to ACL of $6,000 for the four month period ending March 31, 1995. During the period beginning January 1, 1996 and ending June 30, 1996, ACL billed THI $35,000 and THI billed ACL $25,000 for management services, resulting in a net management fee being payable to ACL of $10,000 for the six month period ending June 30, 1996.

        During The period March 1, 1995 through June 30, 1995, THI paid to ACL
(1) advances made in 1994 of $142,381, (2) advances of $73,789 and (3) net management fees of $6,000. During the six month period ended June 30, 1996, ACL advanced to the Company and THI $426,107 of which THI repaid $79,720 directly to ACL and THI indirectly repaid ACL $13,597, by paying expenses incurred on ACL's behalf, resulting in a balance owed to ACL by THI of $354,454, as of June 30, 1996. In July 1996, the Company repaid $287,247 of the amounts advanced to it by ACL by issuing to ACL 8.44844 shares of the Company's Series L Preferred Stock, which is convertible into 422,422 shares of the Company's common stock. The advances from ACL to THI and the Company are demand loans that do not bear interest.

11.      BUSINESS SEGMENTS

         The Company has identified its major lines of business to be the RV campgrounds, broadcasting and shopping. The results of operations by major lines of business for the six months ended June 30, 1996 are summarized below:

                                        RV
                                   Campgrounds    Broadcasting      Shopping       Corporate        Total
                                   -----------    ------------      --------       ---------        -----
 Sales and revenues                 $  646,878     $   684,206     $    6,731     $         0    $ 1,337,815

 Cost of sales and revenues            396,686       1,484,563         37,217               0      1,918,466
                                    ----------     -----------     ----------     -----------    -----------

 Gross margin                          250,192        (800,357)       (30,486)              0       (580,651)

 Operating expenses                    593,265         745,233        953,064       1,051,266      3,342,828

 Depreciation and amortization         185,112         479,794         16,340               0        681,246
                                    ----------     -----------     ----------     -----------    -----------

 Income (loss) from operations        (528,185)     (2,025,384)      (999,890)     (1,051,266)    (4,604,725)

 Other items                          (117,041)        (36,796)                    (1,015,518)    (1,169,355)
                                    ----------     -----------     ----------     ------------   -----------

 Net income (loss)                  $ (645,226)    $(2,062,180)    $ (999,890)    $(2,066,784)   $(5,774,080)
                                    ==========     ===========     ==========     ===========    ===========

 Identifiable assets                $6,804,285     $ 9,642,516     $  334,042     $ 1,757,950    $18,538,793
                                    ==========     ===========     ==========     ===========    ===========



                   [Balance of page intentionally left blank]

12.  ADDITIONAL CASH FLOW STATEMENT INFORMATION

         The noncash effect of the acquisition of TSSN as of February 28, 1995 is summarized below:

                       INCREASE IN ASSETS:

                       Notes and other receivables                                    $    81,141

                       Prepaid expenses                                                    18,788
                                                                                      -----------

                         Increase in current assets                                        99,929

                       Property, equipment, and program library                         3,487,891

                       Unamortized goodwill                                             3,595,592

                       Other assets                                                       168,617
                                                                                      -----------
                         Total increase in assets                                       7,352,029
                                                                                      -----------

                       INCREASE IN LIABILITIES:

                       Notes payable and current portion of long-term debt                428,638

                       Accounts payable                                                   654,495

                       Amounts due to affiliates                                           24,550

                       Accrued liabilities                                                145,995
                                                                                      -----------

                         Increase in current liabilities                                1,253,678

                       Long-term debt                                                   1,731,276

                       Other liabilities                                                  292,024
                                                                                      -----------

                         Total increase in liabilities                                  3,276,978
                                                                                      -----------
                       Minority interest

                       CHANGE IN STOCKHOLDERS' EQUITY:

                       Issuance of Series D Convertible Preferred Stock (16,985         4,084,153
                       shares)

                       Issuance of Series E Convertible Preferred Stock (30,000            30,000
                       shares)

                       Issuance of Series H Convertible Preferred Stock
                       (48,000 shares)

                       Common stock                                                     3,460,823

                       Additional paid in capital                                      (3,490,823)
                                                                                      -----------

                         Total increase in stockholders' equity                         4,084,153
                                                                                      -----------
                         Total increase in liabilities and stockholders' equity         7,361,131
                                                                                      -----------

                       CASH ACQUIRED (INVESTED)                                       $     9,102
                                                                                      ===========


         Other noncash transactions which occurred during the six months ended June 30, 1995 are as follows:

              Common stock issued pursuant to the 1995 Employee Stock
              Compensation Plan (550,000 shares)                                               $(1,693,750)

              Compensation earned during the period                                                127,513

              Unearned compensation as of June 30, 1995                                          1,566,237

              Issuance of Series C Convertible Preferred Stock in settlement of
                litigation (39,000 shares)                                                         (39,000)

              Selling, general and administrative costs                                             39,000





                   [Balance of page intentionally left blank]

13.      PROFORMA FINANCIAL INFORMATION

         The Condensed Proforma Combined Statement of Operations shown below for the six month period ended June 30, 1995 has been prepared as if TSSN and Channel America had been acquired as of January 1, 1995, adjusted to reflect an increase in amortization resulting from goodwill recorded in the mergers and the reduction of interest expense and dividends payable relating to the conversion of notes payable and preferred stock (See Note 4 - Acquisition of Channel America Television Network, Inc.). The proforma weighted average number of shares used to compute the proforma loss per share was based on the actual number of EVRO shares outstanding, adjusted for the number of common shares issued to Stellar (500,000 shares).

              Condensed Proforma Combined Statement of Operations
                     For The Six Months Ended June 30, 1995

                                                          EVRO          Channel
                                                       Corporation      America
                                          EVRO          01/01/95        01/01/95
                                      Corporation        through        through                         Combined
                                      As Reported       02/28/95        06/30/95      Adjustments        Totals
                                      -----------       --------        --------      -----------        ------
       Sales and revenues              $   691,496       $ 174,224     $   729,406                    $ 1,595,126

       Cost of sales and revenues          482,145          13,665       1,284,415                      1,780,225
                                       -----------       ---------     -----------                    -----------

       Gross margin                        209,351         160,559        (555,009)                      (185,099)

       Operating expenses                1,942,070         197,677         470,179        481,924       3,091,850
                                       -----------       ---------     -----------      ---------     -----------

       Operating loss of
       continuing from operations       (1,732,719)        (37,118)     (1,025,188)      (481,924)     (3,276,949)

       Other income (expense)              (78,071)       (300,841)       (244,292)       212,872        (410,332)
                                       -----------       ---------     -----------      ---------     -----------
       Loss from continuing
       operations                      $(1,810,790)      $(337,959)    $(1,269,480)     $(269,052)    $(3,687,281)
                                       ===========       =========     ===========      =========     ===========

       Loss per share from
       continuing operations                                                                          $     (1.70)
                                                                                                      ===========

       Average number of common
       shares outstanding                                                                               2,166,917
                                                                                                      ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

         The following is a discussion of the Company's results of operations for the three months and six months ended June 30, 1995 and 1996. The Company's net loss increased from $1,195,000 or $(.55) per share during the three months ended June 30, 1995 to $2,270,000 or $(.91) per share for the same period in 1996. The increase is primarily attributable to (1) the loss from operations of $961,000 of Channel America for the three months ended June 30, 1996, which was not acquired until October 10, 1995, including amortization of goodwill of $141,000, (2) interest and other financing costs $198,000 associated with new corporate borrowings, and (3) costs associated with convertible debenture modifications and defaults of $216,000, partially offset by a reduction in the loss from shopping operations reflecting their temporary discontinuance in mid-March 1996.

         The Company's net loss increased from $1,844,000 or $(1.24) per share during the six months ended June 30, 1995 to $5,774,000 or $(2.31) per share during the same period in 1996. The increase is primarily attributable to (1) the loss from operations of $2,062,000 of Channel America for the six months ended June 30, 1996, which was not acquired until October 10, 1995, including amortization of goodwill of $283,000, (2) an increase of $157,000 in the loss from operations of THI (historic EVRO) for six months ended June 30, 1996 as compared to the comparable period of the prior year for which operations of THI were included only for the period March 1, 1995 through June 30, 1995, (this loss was incurred in the business historically operated by EVRO), (3) an increase in the loss from shopping operations of $60,000, (4) an increase in corporate overhead of $634,000, which primarily attributable to accounting, legal and financial consulting services and other costs incurred to support the Company's acquisition and financial activities, (5) interest and other financing costs $326,000 associated with new corporate borrowings, and (6) costs associated with convertible debenture modifications and defaults of $725,000, partially offset by a loss of discontinued operations of $33,000 in 1995 for which there was no similar item in 1996.

         Revenues, listed as "Rental, memberships, and other revenues" of $347,000, $395,000, $647,000 and $515,000 for the three months and six months ended June 30, 1996 and 1995, respectively, on the Company's Consolidated Statements of Operations reflect the operations of the Company's RV campgrounds (historic EVRO and its subsidiaries). The decrease in revenues for the three months ended June 30, 1996 from that reported for the same period in 1995 is primarily due to severe drought and weather conditions experienced at the Company's Tres Rivers RV campground located in Glen Rose, Texas. These conditions have limited the use of the campgrounds for tent camping, canoeing, and tubing. The revenues for the six months ended June 30, 1995 reflect the operations of the RV Campgrounds only for the period March 1, 1995 through June 30, 1995, while revenues for the six months ended June 30, 1996, reflect the operations of the RV Campgrounds for the full six month period. Programming and advertising revenues, in the amount of $331,000 and $684,000 reflect the operations of Channel America for the three months and six months ended June 30, 1996.

         In mid-January, 1996, TSSN initiated the sale of jewelry, gem stones and non-sports collectibles on a limited basis through TSC from a television studio facility located in Altamonte Springs, Florida. The shopping broadcast was limited primarily to satellite only homes. As more fully explained later, the Company temporarily discontinued the shopping operations in late mid-March 1996. Revenues from these limited operations were $6,500, net. Revenues from product sales of $44,000 and $176,000 for the three months and six months ended June 30, 1995, reflect sales of sports memorabilia through a contractual arrangement with VIA TV Network located in Knoxville, Tennessee during January and February 1995. The sales for the three months ended June 30, 1995 represent sales sold in the first quarter but shipped during the second quarter 1995. The sales volume was largely attributable to cable distribution of the Nostalgia Network.

         Cost of sales and revenues reported for the three months and six months ended June 30, 1996 and 1995 were comprised of the following:

                                                   For the three months ended        For the six months ended
                                                   --------------------------        ------------------------

                                                   06/30/96          06/30/95        06/30/96         06/30/95
                                                   --------          --------        --------         --------
          Rental, memberships and other
          revenues                                 $  222,771       $  179,276      $  396,686       $  321,843

          Programming and advertising                 742,053                        1,484,563

          Product sales                                   154           40,284          37,217          160,302
                                                   ----------       ----------      ----------       ----------

          Total costs of sales and
          revenues                                 $  964,978       $  219,560      $1,918,486       $  482,145
                                                   ==========       ==========      ==========       ==========

The increase in cost of sales and revenues for the three months ended June 30, 1996 over the same period in 1995 for RV campground operations is primarily due to increased labor to provide better services to the members and public campers together with increased promotional costs. The cost of sales and revenues of RV campgrounds for the six months ended June 30, 1995 reflect the operations for only the period March 1, 1995 through June 30, 1995, while costs of sales and revenues for the six months ended June 30, 1996, reflect the operations of
the RV Campgrounds for the full six month period.    The cost of sales in 1996
for shopping operations was disproportionally high due to limited sales volume and the cost of product used for promotions. The cost of sales in 1995 for shopping operations, which reflect the sale of sports memorabilia, were approximately 30-35% higher than would normally be expected due to product selection and high product costs directly attributable to the initial low sales volume levels. Channel America incurred a negative gross margin of $389,000 for the three months ended March 31, 1996, which was primarily attributable to unsold advertising time.

         Selling, general and administrative expenses as reported for the three months and six months ended June 30, 1996 and 1995 were comprised of the following:

                                                    For the three months ended        For the six months ended
                                                    --------------------------        ------------------------

                                                    06/30/96          06/30/95        06/30/96         06/30/95
                                                    --------          --------        --------         --------
          RV campgrounds                            $ 312,493        $ 459,381       $ 593,265       $  454,699

          Broadcasting                                296,120                          745,233

          Shopping                                     24,719          220,474         573,064          561,972

          Corporate                                   356,653          416,994       1,051,266          416,994
                                                    ---------       ----------      ----------       ----------
          Total selling, general and
          administrative expenses                   $ 989,985       $1,096,849      $2,962,828       $1,433,665
                                                    =========       ==========      ==========       ==========


Selling, general and administrative costs for RV campgrounds for the three months ended June 30, 1996 decreased from the same period in 1995 reflecting reductions of subsidiary corporate overhead including rent, personnel costs and insurance. Selling, general and administrative expenses of RV campgrounds for the six months ended June 30, 1995 reflect the operations for only the period March 1, 1995 through June 30, 1995, while such costs for the six months ended June 30, 1996, reflect the operations of the RV Campgrounds for the full six month period. Selling, general and administrative costs for shopping operations for three months ended June 30, 1996 decreased in comparison to the same period in 1995 reflecting the temporary discontinuance of operations. Despite the reduction incurred during the second quarter, selling, general and administrative costs for shopping operations increased slightly for the six months ended June 30, 1996 in comparison to the same period in 1995 due to the costs of distribution, personnel, studio facility and other costs incurred to support the initial shopping operations in the 1st quarter of 1996.

         During both the three months and six months ended June 30, 1995 and 1996, Stellar billed TSSN $190,000, $190,000, $380,000, and $380,000 for management and accounting services performed on TSSN's or EVRO's behalf. Stellar charged TSSN based upon estimated time and charges incurred by Stellar on the Company's behalf. Management believes that the fees charged to the Company and TSSN approximate the costs that would have been incurred by TSSN if it had operated on a stand alone basis.

         Interest expense for the three months ended June 30, 1996 were $243,000 as compared to $44,000 for the comparable period in 1995 and for the six months ended June 30, 1996 were $450,000 as compared to $87,000 for the comparable period in 1995. The increases are directly attributable to new financing required to support the Company's acquisitions and business operations. Accrued interest for the three months and six months ended June 30, 1996 for the

Debentures were $157,000 and $274,000, respectively, including amortization of loan costs of $60,000 and $102,000, respectively. Costs associated with convertible debenture modifications were comprised of (1) additional principal of $304,000 pursuant to the original terms of the Debentures, and (2) additional principal of $371,000 resulting from agreements to extend mandatory redemption dates.

         In April, 1995, TGHC, Inc., an inactive subsidiary, received a promissory note in exchange for the sale of substantially all of the assets of TGHC. As the ultimate collection of the contingent promissory note is uncertain and largely dependent upon the success of the acquiring entity, Better Health Network, Inc., establishing future profitable operations, the Company utilized the cost recovery method of accounting for this transaction. The payments received pursuant to the promissory note, which are based on a percentage of the sales generated by Better Health Network, will be recognized as income upon receipt. As of June 30, 1996 no income had been recognized by the Company.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed of," in March, 1995.
SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's Consolidated Financial Statements.


PLAN OF OPERATION


TSSN

         TSSN is considered to be in the development stage as defined in Financial Accounting Standard No. 7. TSSN is engaged in the development of a television shopping network marketing its products through satellite, television broadcast stations and cable networks.

         In November 1994, TSSN initiated the sale of sports memorabilia on a limited basis (6 to 21 hours per week) through a contractual arrangement with ViaTV Network located in Knoxville, Tennessee. Initially the broadcast was limited to satellite only homes; however, beginning in January 1995, TSSN sales programming was broadcast over the Nostalgia Network for 6 hours per week. While these sales activities confirmed, in management's opinion, the viability of TSSN's programming, the operations were discontinued in late February 1995 until TSSN could independently obtain broadcasting capability and distribution at more favorable economic costs. In January 1996, TSSN initiated the sale of jewelry, gem stones and non-sports collectibles on a limited basis. The shopping broadcast was limited primarily to satellite only homes. In mid-

March 1996, the Company temporarily discontinued the shopping program operations at its Altamonte Springs, Florida television studio facility in order to relocate and consolidate its shopping program operations with the operations of Channel America. The Company anticipates that it will operate from facilities located in California, however, the Company has yet to obtain such a facility. Upon the consolidation of the Company's television operations at one studio facility, TSSN will relaunch its shopping programming on Channel America during late evening hours, seven days a week in late 1996.

CHANNEL AMERICA

         Channel America, a broadcast television network, enhances the Company's business plan by affording the Company a means to distribute TSSN's programming, and, additionally, expands the Company's entertainment business to include a television network. Channel America currently broadcasts its programming 24 hours per day through its television network which, as of July 10, 1996, is comprised of 85 affiliates with a potential reach of approximately 35 million US households, including 9.9 million direct cable homes and 4.6 million satellite homes. The Company intends to initially commence broadcasting the programming of TSSN, 6 hours per day, seven days per week on Channel America's network. Thereafter, the Company anticipates expanding such programming to 12 hours per day, seven days per week.

         CASH REQUIREMENTS. The Company is currently unable to meet its cash requirements and will need approximately $15,000,000, $12,750,000 net of commissions and closing costs, to continue the execution of its business plan through the next twelve months including (1) $6,000,000 to satisfy its existing cash needs for the repayment of current liabilities; (2) $950,000 for its anticipated cash needs in the next twelve months; (3) $450,000 to complete payments to Channel America; (4) $1,550,000 for working capital to be utilized in the operations of Channel America; (5) $2,000,000 for working capital for TSSN; (6) $300,000 for THI's debt and operations; and (7) $1,500,000 to finance the acquisition of a RV park and campground. The Company plans to obtain funds to satisfy its cash requirements from the issuance of its capital stock or from issuance of its debt securities, however, the Company currently has no commitments to receive either debt or equity financing and no assurance can be given that the Company will be successful in obtaining additional equity or debt funding.

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


LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred operating losses in 1994, 1995, and for the six months ended March 31, 1996, of $1,703,000, $7,899,000 and $5,774,000
respectively, which have adversely reduced the Company's liquidity and capital resources. In addition, TSSN and Channel America will require a substantial capital infusion to fully establish their respective operations. The Company anticipates that it will continue to incur losses throughout its 1996 fiscal year.

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

         The Debentures, as amended, provide that a penalty of 10% to 30% of the face value of the Debentures be added to principal in the event that the Company does not obtain shareholder authorization to increase its authorized shares of common stock necessary to satisfy the Company's conversion obligation under the Debentures by certain dates. The Company has not obtained the authorization for the issuance of this common stock and accordingly recorded additional principal due on the Debentures.

         The Debentures provide that in the event authorization for issuance of the Common Stock is not obtained before 75 or 90 days from date of issue, the Company is required to redeem the Debentures at an amount equal to the value of the common stock into which the Debentures would have been convertible at the date of redemption. As of June 30, 1996, all Debentures were in default as authorization for issuance of the Common Stock has not yet been obtained. Overall, the Debenture holders continue to support the Company and have not demanded redemption of the Debentures. The Company has agreed to redeem one Debenture with a face value of $150,000 for an aggregate amount of $250,000. Management believes that the balance of the Debentures holders will continue to hold the Debentures for conversion into common stock upon the Company obtaining shareholder approval to increase its authorized shares. Once the Company receives notice from the Securities and Exchange Commission that it can mail its proxy statement to its shareholders and can therefore schedule its special shareholders meeting, management will then be able to negotiate final extensions of the mandatory redemption dates. Accordingly, no adjustment has been made to adjust the liability from the face value of the Debentures, including extension penalties, as amended, to their common stock equivalent value. The common stock equivalent value of the Debentures as of June 30, 1996 aggregated $9,070,000.

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

         During the three months ended June 30, 1996, ACL made working capital advances of $426,000 to the Company. The Company repaid $80,000 of the advances in cash and in July 1996, issued 8.44844 shares of Series L Convertible Preferred Stock, which are convertible into 422,422 shares of the Company's common stock, in satisfaction of advances aggregating $287,000. The Company used the working capital advances in the following manner: (1) debt service and working capital to fund the operations of THI ($316,000); (2) legal and accounting fees incurred to complete certain filings with the Securities and Exchange Commission ($50,000); (3) working capital for Channel America operations ($37,000) and (4) working capital for corporate overhead operations ($23,000).

         On November 1, 1995, pursuant to a Stock Purchase Agreement, the Company sold to an accredited investor, 50,000 shares of Series C Preferred for $500,000. The buyer has an option, for a period of six months following the date of issuance, to put the shares back to the Company at a redemption price of $10.00 per share. As security for the agreement by the Company to buy back any shares put to the Company, the Company has pledged all common shares of Channel America owned by the Company and 40 shares of the Company's Series J Convertible Preferred Stock ("Series J Preferred"), representing the equivalent of 2,000,000 common shares upon conversion. In addition, the Company entered into a five-year consulting agreement, as amended, with Southern Resource Management, Inc., of which the investor is president. The amended agreement provides for payments of $100,000 on February 8, 1996; $25,000 on March 15, 1996; and $125,000 each on November 1, 1996, 1997, 1998 and 1999. The Company shall deliver to the consultant, on or before March 15, 1996, either a letter of credit in the amount of $400,000 or a "Satisfaction Payment" of $400,000 in cash. The Company has pledged 60 shares of the Company's Series J Preferred, representing the equivalent of 3,000,000 common shares upon conversion, as security for payment of the Satisfaction Payment of $400,000. In addition, D. Jerry Diamond and Daniel M. Boyar personally guaranteed the obligations of the Company pursuant to the Stock Purchase Agreement and Consulting Agreement. As of June 30, 1996, the Company has paid $300,000 to Southern Resource Management, Inc. However, the Company has not delivered to Southern Resource Management, Inc., the aforementioned letter of credit or "Satisfaction Payment." Thus, the Company is in default under the terms of the agreement and Southern Resource Management, Inc. may elect to accelerate all of the payments as a result of the default.

         The Company is also in default of a note payable to Genesee Cattle Co. in the amount of $253,000 due June 24, 1995 (including accrued interest of $53,000), and consulting fees of $50,000. The note payable is collateralized by all the common stock of the company's subsidiary TSSN. On May 21, 1996, the note holder filed a civil action to collection all monies due in the U.S. District Court for the District of Colorado against the Company, Stephen H. Cohen, a Director, individually, and Daniel M. Boyar, individually, guarantor of the note payable.

         The Company is currently experiencing a significant deficiency in working capital and Channel America and TSSN (the Company's primary future operating subsidiaries) have operated since their inception with a negative working capital position. As of June 30, 1996, the Company had current assets of $300,000 and current liabilities of $16,443,000, or a working capital deficiency of $16,143,000, together with a stockholders' deficit of $446,000. The Company is currently in default on various notes payable aggregating approximately $1,287,000 and all of its Debentures which have a stock common equivalent values of $9,070,000. These factors raise substantial doubts as to the Company's ability to continue as a going concern unless it is able to successfully complete a sizable private equity offering and attain future profitable operations. The future success of the Company will depend, among other factors, upon management's ability to attain and maintain profitable operations; to obtain favorable financing arrangements; to retire its current indebtedness; and, to raise additional capital.

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




                  [Balance of page intentionally  left blank]

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS, REPORTS ON FORM 8-K

(A)      EXHIBITS

EXHIBIT #        DESCRIPTION OF DOCUMENT
- ---------        -----------------------

2.01 Eighth Amended Agreement to Stock Purchase Agreement, Agreement of Plan and Merger, and Escrow Agreement by and among Channel America Television Network, Inc., EVRO Corporation and Scolaro, Shulman, Cohen, Lawler & Burstein, P.C. dated August 8, 1996.

27.0             Financial Data Schedule (for SEC use only)


(B)      REPORTS ON FORM 8-K

         None



                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  EVRO CORPORATION


Date  August 16, 1996                             By /s/ O. Don Lauher
      ---------------------                          ---------------------------
                                                  O. Don Lauher Chief
                                                  Financial Officer