Form 10KSB/A
period 1995-12-31
EVRO CORP
filed 1996-08-22
CIK 33115

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                 FORM 10-KSB/A


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


                           Commission File No. 0-7870
                                               ------


                              EVRO Corporation
                ------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

        Florida                                               59-3229961
- -----------------------------------------              -----------------------
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

1509 South Florida Avenue, Suite 3, Lakeland, Florida            33803
- -----------------------------------------------------  -----------------------
(Address of Principal Executive Offices)                       (Zip Code)

523 Douglas Avenue, Altamonte Springs, Florida                  32714
- ----------------------------------------------         -----------------------
(Former Address)                                               (Zip Code)

Issuer's telephone number                  (941) 683-3333
                          ----------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:
                                                         Name of each Exchange
Title of Each Class                                       on Which Registered

       None                                                     NASDAQ
- ------------------                                       -------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock (No par value)
           ----------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---


The Exhibit Index appears on page 88.

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


CHANNEL AMERICA ACQUISITION

         The acquisition agreements between EVRO and Channel America, initially signed on July 13, 1995, provided that EVRO would acquire 100% of the issued and outstanding shares of the capital stock of Channel America. EVRO executed agreements with Channel America on October 10, 1995, in which EVRO agreed to pay $1,000,000 to Channel America and to issue 48,000 shares of EVRO's Series H Convertible Preferred Stock ("Series H Preferred Stock"). Channel America issued 27,500,000 shares of its common stock to EVRO, which represented 51% of the issued and outstanding shares of Channel America's voting stock, after giving effect to the anticipated issuance of additional shares of Channel America's common stock to its creditors pursuant to the anticipated conversion of Channel America's indebtedness described below. Of the $1,000,000 purchase price, $600,000 has been paid as of March 29, 1996 and, the balance was paid by EVRO's delivery of its promissory note, bearing interest at eight percent per annum, the principal and accrued interest of which was due on April 7, 1996. The note has been extended to May 16, 1996 in exchange for EVRO's agreement to issue to Channel America 50,000 shares of its common stock. EVRO has the option to extend the note for an additional 30 days by paying to Channel America an additional 50,000 shares and $50,000. In the event that EVRO is deemed to be in default in the payment of any portion of the purchase price, the percentage of Channel America's shares acquired by EVRO will be reduced pro rata with respect to the percentage of the purchase price actually paid. EVRO is not in default of the note, as extended, and EVRO will not be in default of the note unless it fails to make the cash payments due under the note in a timely manner. The Company believes that Channel America would extend the maturity date of the note if requested to do so by the Company as Channel America has previously granted numerous extensions.



         Since October 10, 1995, EVRO has made working capital advances directly to Channel America, or to creditors of Channel America, in the amount of $1,349,000. Channel America is obligated to repay the advances on demand.



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


Public domain movies: "Classic" black and white movies including movies starring Fred Astaire, Cary Grant, John Wayne, Roy Rogers, Gene Autry and The Three Stooges. Channel America owns approximately 790 movies in its library. This aspect of its programming accounts for approximately 30% of its air time.


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


FUTURE PROGRAMMING  -- THE "HOMETOWN NETWORK"

         Channel America has adopted a new strategy that it hopes will distinguish it in the television market place. This strategy involves a programming and marketing approach geared to making the network more attractive to present and prospective affiliates, viewers and ultimately to national and local advertisers. Management envisions Channel America as becoming the "hometown network" and expects its affiliates to become the "hometown channel," with the network offering stations a structure and programming that is consistent with this identity. The key component of this strategy is "localizable" programming, in which a locally introduced segment may be inserted into the network program thereby providing the program with a local flavor. The secondary component of this strategy is to "brand" each program block with a sponsor, similar to 1950 type programming where the television show often had an advertiser's name associated with the television show.


         Another aspect of the hometown network will be national events or competitions which will have corresponding local events or competitions coordinated by the affiliates and customized for the affiliate markets.


         Channel America has tested this format in certain markets with shows titled the "Hometown Matinee" and "The Round-Up". The Hometown Matinee consisted of two features with hosted wrap-arounds and both national and localizable giveaways. The Round-up consisted of a serialized western and feature, again with hosted wrap-arounds and both national and localizable giveaways. Management believes that classic movies can attract an audience if re-packaged for both viewers and advertisers.


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

EMPLOYEES

         The following table sets forth the employees of EVRO and its subsidiaries as of March 29, 1996.


               Company                    Full Time             Part Time               Total
                EVRO                          2                                           2

              TSSN/TSC                        5                                           5

          Channel  America                    8                                           8
                 THI                          5                                           5

         Treasure Rockhound                   17                   20                     37

             Tres Rivers                      6                     3                     9
                Total                         43                   23                     66



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





                   [Balance of Page Intentionally Left Blank]

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


          Selling, general and administrative expenses for the year ended December 31, 1995 totaled $951,000 for RV campground operations, $552,000 for operations of Channel America, $1,833,000 for the shopping operations, and $1,590,000 for corporate expenses and consulting services and other costs incurred in support of EVRO's acquisition and financing activities. The Company incurred, in its shopping operations, an uninsured jewelry theft loss of $538,000 which had an adverse effect on the Company's working capital and financial condition. The jewelry theft loss is not expected to further impact future shopping operations. EVRO is currently reviewing all of its insurance requirements and policies to assure that its insurance coverage is adequate.


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


         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed of", in March, 1995.
SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of . SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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


         In November 1994, TSSN initiated the sale of sports memorabilia on a limited basis (6 to 21 hours per week) through a contractual arrangement with ViaTV Network located in Knoxville, Tennessee. Initially the broadcast was limited to satellite only homes; however, beginning in January 1995, TSSN sales programming was broadcast over the Nostalgia Network for 6 hours per week. While these sales activities confirmed, in management's opinion, the viability of TSSN's programming, the operations were discontinued in late February 1995 until TSSN could independently obtain broadcasting capability and distribution at more favorable economic costs. In January 1996, TSC initiated the sale of jewelry, gem stones and non-sports collectibles on a limited basis. The shopping broadcast was limited primarily to satellite only homes. In mid-March 1996, EVRO temporarily discontinued the operations of TSC at its Altamonte Springs, Florida television studio facility in order to relocate and consolidate its shopping program operations with the operations of Channel America. EVRO anticipates that it will operate from facilities located in California, however, EVRO has yet to obtain such a facility. Upon the consolidation of EVRO's television operations at one studio facility, TSSN will relaunch its shopping programming on Channel America during late evening hours, seven days a week.


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

         CASH REQUIREMENTS. EVRO is currently unable to meet its cash requirements and will need approximately $15,000,000, $12,750,000 net of commissions and closing costs, to continue the execution of its business plan through the next twelve months as partially described in the sections captioned "Outlook" and "Liquidity and Capital Resources" discussed below, and also including (1) $6,000,000 to satisfy its existing cash needs for the repayment of current liabilities; (2) $950,000 for its anticipated cash needs in the next twelve months; (3) $450,000 to complete payments to Channel America; (4) $1,550,000 for working capital to be utilized in the operations of Channel America; (5) $2,000,000 for working capital for TSSN; (6) $300,000 for THI's debt and operations; and (7) $1,500,000 to finance the acquisition of a RV park and campground. The Company plans to obtain funds to satisfy its cash requirements from the issuance of its capital stock or from issuance of its debt securities. While the Company has retained Sands Brothers & Co. Ltd. to assist EVRO in its capital raising efforts, the Company currently has no binding commitment to receive either debt or equity financing and no assurance can be given that EVRO will be successful in obtaining additional equity or debt funding.

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

OUTLOOK


         EVRO has established the following objectives to achieve profitable operations in 1996, assuming EVRO is successful in its capital raising efforts:



         1. Strengthen its management team, including recruiting experienced Chief Executive Officers for both EVRO and Channel America;


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



ITEM 7.  FINANCIAL STATEMENTS

         The Financial Statements and Schedules are attached hereto as required by Rule 14(a)-3(b).


                                                                                                                     Page No.
Independent Auditor's Reports . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

Consolidated Balance Sheet as of December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32

Consolidated Statements of Operations for Years Ended
December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33

Consolidated Statements of Stockholders' Equity
for Years Ended December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34

Consolidated Statements of Cash Flow for Years Ended
December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37







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


May 2, 1996
Tampa, Florida

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
The Sports & Shopping Network, Inc.

We have audited the consolidated statements of operations, stockholders' equity, and cash flows of The Sports & Shopping Network, Inc. (a Florida corporation), now known as EVRO Corporation, for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

On March 14, 1995, The Sports & Shopping Network, Inc. acquired EVRO Corporation in a transaction accounted for as a reverse purchase acquisition. The financial statements of EVRO Corporation included in the Form 10-KSB for the year ended December 31, 1994 represent those of The Sports & Shopping Network, Inc.


In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, stockholders' equity, and cash flows of The Sports & Shopping Network, Inc., now known as EVRO Corporation, for the year ended December 31, 1994, in conformity with generally accepted accounting principles.


/s/ Hohl & Foley


May 13, 1995
Tampa, Florida

                       EVRO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 1995



      ASSETS
      Current Assets:
       Cash                                                                           $       33,351
       Notes and other receivables                                                            40,899
       Inventories                                                                            77,814
       Prepaid expenses                                                                      145,137
                                                                                      --------------
         Total current assets                                                                297,201

      Property, Equipment, and Program Library
       (less accumulated depreciation of $678,580)                                         5,324,614

      Other Assets
       Goodwill (less accumulated amortization of $358,305)                               11,707,191
       Other - net                                                                         1,161,275
                                                                                      --------------

              TOTAL ASSETS                                                            $   18,490,281
                                                                                      ==============

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current Liabilities:
       Notes payable and current portion of long-term debt                            $    1,886,637
       Notes payable - related parties                                                       251,982
       Convertible debentures                                                              1,853,183
       Accounts payable                                                                    3,725,601
       Accrued liabilities                                                                 2,817,607
       Amounts due to affiliates                                                             441,946
                                                                                      --------------
         Total current liabilities                                                        10,976,956

      Long-Term Debt:
       Convertible debentures                                                                790,000
       Long-term debt                                                                      1,444,309
       Other                                                                                 559,765
                                                                                      --------------
              TOTAL LIABILITIES                                                           13,771,030
                                                                                      ==============

      Minority interest                                                                      212,780
                                                                                      ==============
      Preferred Stock - Series C subject to
       repurchase agreement                                                                  500,100
                                                                                      --------------

      Stockholders' Equity:
       Preferred stock, no par value, 1,250,000 shares
         authorized, 338,559 shares issued and outstanding
         with liquidation preference value of $17,438,338                                 11,550,958
       Common stock, no par value, 2,500,000 shares
         authorized, 2,497,665 shares issued and outstanding                               5,382,476
       Accumulated deficit                                                               (11,306,156)
                                                                                      ==============
                                                                                           5,627,278
       Less:
         Unearned compensation                                                            (1,504,725)
         Subscription receivable                                                            (115,000)
         Common stock held by subsidiary - 416 shares                                         (1,182)
                                                                                      --------------
              TOTAL STOCKHOLDERS' EQUITY                                                   4,006,371
                                                                                      --------------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   18,490,281
                                                                                      ==============

                See notes to consolidated financial statements

                       EVRO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                Year Ended
                                                                                ----------
                                                                         12/31/95        12/31/94
                                                                         --------        --------
        Sales and Revenues
         Rental, memberships and other revenues                    $    1,070,471  $
         Programming and advertising                                      388,925
         Product sales                                                    176,566          48,898
                                                                   --------------  --------------
                                                                        1,635,962          48,898

        Cost of Sales and Revenues                                      1,679,730          73,325
                                                                   --------------  --------------

        Gross Margin                                                      (43,768)        (24,427)
                                                                   --------------  --------------

        Operating Expenses:
         Selling, general and administrative                            4,166,790         414,526
         Management and accounting services                               760,000       1,150,000
         Depreciation and amortization                                    545,521          33,186
                                                                   --------------  --------------
                                                                        5,472,311       1,597,712
                                                                   --------------  --------------

        Loss from Operations                                           (5,516,079)     (1,622,139)

        Other Income (Expenses)
         Interest expense                                              (1,048,464)        (81,024)
         Costs associated with convertible debenture
           modifications and defaults                                  (1,318,183)
         Other-net                                                        (15,920)
                                                                   --------------  --------------

        Net Loss                                                   $   (7,898,646) $   (1,703,163)
                                                                   ==============  ==============


        Net Loss Per Share                                         $        (3.37) $        (3.62)
                                                                   ==============  ==============

        Average Number of Common Shares
         Outstanding                                                    2,342,215         470,809
                                                                   ==============  ==============





                 See notes to consolidated financial statements

                       EVRO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                                        Additional
                                                                 Common Stock           Preferred        Paid in       Accumulated
                                                              Shares          $           Stock          Capital         Deficit
                                                              ------          -           -----          -------         -------
Balance - December 31, 1993                                        5,000   $    5,000 $              $  1,325,177    $ (1,704,347)

Adjustment pursuant to stock split                            54,995,000         (440)                        440

Exercise of warrants                                             356,500           30                     178,220

Sale of common stock                                             630,000           52                     244,948

Common stock issued in satisfacton of note
  payable to The Stellar Companies, Inc.                       1,729,908          144                   1,338,560

Common stock issued in satisfacton of advances
  made to Stellar                                              2,018,226          167                     403,478

Loss for the year ended December 31, 1994                                                                              (1,703,163)
                                                             -----------   ---------- ----------     ------------    ------------

Balance - December 31, 1994                                   59,734,634        4,953          0        3,490,823      (3,407,510)

Adjustment to reflect reverse purchase acquisition
  of EVRO Corporation                                        (57,536,969)   7,574,976                  (3,490,823)

Issuance of Preferred Series D Convertible
  Preferred Stock, no par value (16,985 shares)                            (4,084,153) 4,084,153

Issuance of Preferred Series E Convertible
  Preferred Stock, no par value (30,000 shares)                               (30,000)    30,000

Return and cancellation of common stock issued
  to Stellar                                                    (500,000)

Series F Convertible Preferred Stock, no par value
  issued:
    To Stellar  or its designee (1,300 shares)                                 (1,300)     1,300
    For payment of consulting services (24.4 shares)                                     170,000

Proceeds from sale of common stock                               224,000      162,500

Common stock issued pursuant to the 1995
  Employee Stock Compensation Plan                               576,000    1,755,500

Proceeds from sale of Series C Convertible
  Preferred Stock,  no par value (65,500 shares)                                         587,485

                                                                                                    Common
                                                                   Unearned         Notes         Stock Held
                                                                 Compensation     Receivable        by THI
                                                                 ------------     ----------        ------
Balance - December 31, 1993                                      $               $               $

Adjustment pursuant to stock split

Exercise of warrants

Sale of common stock

Common stock issued in satisfacton of note payable to The Stellar Companies, Inc.

Common stock issued in satisfacton of advances made to Stellar

Loss for the year ended December 31, 1994
                                                                 ----------      --------        --------
Balance - December 31, 1994                                               0             0               0

Adjustment to reflect reverse purchase acquisition
  of EVRO Corporation                                                            (115,000)

Issuance of Preferred Series D Convertible
  Preferred Stock, no par value (16,985 shares)

Issuance of Preferred Series E Convertible
  Preferred Stock, no par value (30,000 shares)

Return and cancellation of common stock issued to Stellar

Series F Convertible Preferred Stock, no par value
  issued:
    To Stellar  or its designee (1,300 shares)
    For payment of consulting services (24.4 shares)               (170,000)

Proceeds from sale of common stock

Common stock issued pursuant to the 1995
  Employee Stock Compensation Plan                               (1,755,500)

Proceeds from sale of Series C Convertible
  Preferred Stock,  no par value (65,500 shares)


(Continued on following page)

                       EVRO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED DEMBER 31, 1995


                                                           Common Stock                             Additional
                                                         -----------------          Preferred        Paid in      Accumulated
                                                         Shares          $            Stock          Capital         Deficit
                                                         ------          -            -----          -------         -------
Recision of sale of Series C Convertible
  Preferred Stock,  (42,000 shares)                                                  (375,985)

Series C Convertible Preferred Stock issued:
    As collateral for note payable (26,000 shares)                                          0
    In settlement of litigation (3,900 shares)                                         39,000
    Pursuant to a loan financing agreement
      (50,000 shares)                                                                 500,000

Series H Convertible Preferred Stock, no par value,
  issued into escrow pursuant to Plan of Merger with
  Channel America (48,000 shares)                                                   6,000,000

Series I Convertible Preferred Stock, no par value,
  issued:
    Pursuant to consulting agreements (5,750 shares)                                  382,193
    Pursuant to a loan agreement (1,000 shares)                                        58,750

Series J Convertible Preferred Stock, no par value,
  issued as collateral pursuant an agreement to
  to repurchase certain Series C Convertible
  Preferred Stock and a consulting agreement
  (100 shares)                                                                              0

Series M Convertible Preferred Stock, no par value,
  issued:
    Services rendered by related party (15,000 shares)                                 74,062
    Collateral for unpaid legal fees (25,000 shares)                                        0

Purchase of common stock by a subsidiary
  (416 shares)

Stock compensation earned during 1995

Loss for the year ended December 31, 1995                                                                           (7,898,646)
                                                         ---------    -----------   ------------     -----------  ------------
Balance - December 31, 1995                              2,497,665    $ 5,382,476   $ 11,550,958     $         0  $(11,306,156)
                                                         =========    ===========   ============     ===========
                                                                                                             Common
                                                                    Unearned               Notes           Stock Held
                                                                 Compensation           Receivable           by THI
                                                                 ------------           ----------           ------
Recision of sale of Series C Convertible
  Preferred Stock,  (42,000 shares)

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

Series M Convertible Preferred Stock, no par value,
  issued:
    Services rendered by related party (15,000 shares)                (74,062)
    Collateral for unpaid legal fees (25,000 shares)

Purchase of common stock by a subsidiary
  (416 shares)                                                                                                 (1,182)

Stock compensation earned during 1995                                 877,030

Loss for the year ended December 31, 1995
                                                                 ------------           ------------       ----------
Balance - December 31, 1995                                      $ (1,504,725)          $   (115,000)      $   (1,182)
                                                                 ============           ============       ==========



See notes to consolidated financial statements

                       EVRO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           For the Year Ended
                                                                           ------------------
                                                                      12/31/95          12/31/94
                                                                      --------          --------
Cash Flows From Operating Activities:
Net loss                                                              $   (7,898,646)   $   (1,703,163)
Adjustments to reconcile net loss to net cash utilized by
 operating activities:
   Depreciation and amortization                                             545,521            33,186
   Use of program rights                                                      49,948
   Compensation for financial consulting services
     paid in common and preferred stock                                      877,030
   Additional consideration paid on loans with
     preferred stock                                                         558,750
   Costs associated with convertible debenture
     modifications or defaults                                             1,318,183
   Write off of placement costs of preferred stock
     to be rescinded                                                          44,015
   Write off of funds expended on abandoned acquisition                      100,000
   Settlement of litigation by issuance of common
     stock                                                                    39,000
   Other, net                                                                 25,806
 Decrease in current assets                                                  236,300            91,516
 Increase in accounts payable and accrued liabilities                      1,010,424           199,009
                                                                      --------------    --------------
   Net cash used in operating activities                                  (3,093,669)       (1,379,452)
                                                                      --------------    --------------

Cash Flows From Investing Activities:
Acquisition of equipment, net                                                (94,275)          (62,152)
Cash acquired in acquisition of EVRO Corporation                               9,102
Funds expended on abandoned acquisition                                     (100,000)
Funds expended to acquire Channel America Television
 Network, Inc.                                                              (123,993)
Other non-current assets                                                     (53,738)
                                                                      ==============    ==============
   Net cash used in investing activities                                    (362,904)          (62,152)
                                                                      ==============    ==============


Cash Flows From Financing Activities:
Convertible debentures                                                     1,132,857
Notes payable                                                              1,057,402
Repayment of debt                                                           (529,584)
Proceeds from sale of common and preferred stock                           1,250,085           423,250
Working capital advances from/to affiliates, net                             292,125         1,017,472
Deferred RV lot rental                                                       279,074
Other                                                                          7,898
                                                                      ==============    ==============
   Net cash provided by financing activities                               3,489,857         1,440,722
                                                                      --------------    --------------

Net Increase (Decrease) in Cash                                               33,284              (882)
Cash, Beginning of Period                                                         67               949
                                                                      --------------    --------------

Cash, End of Period                                                   $       33,351    $           67
                                                                      ==============    ==============

Supplemental Disclosures:
  Interest paid                                                       $       58,559    $       81,024
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


         GOODWILL - Goodwill resulting from acquisitions is stated at cost less accumulated amortization. Amortization is calculated using the straight-line method over the estimated useful life. Generally, between fifteen and forty years has been identified as the estimated useful life of goodwill. EVRO has adopted a policy requiring periodic review and evaluation to determine whether there has been a permanent impairment in the value of goodwill. This policy includes, but is not limited to, evaluation of factors such as current operating results, expected cash flows, business trends, and the market valuation of the outstanding common shares and common shares to be issued upon conversion of the convertible securities of EVRO. The calculation methodology provides for the recognition of a permanent impairment of goodwill if the market valuation of the outstanding common stock and common stock to issued upon conversion of convertible securities, after deduction for the value of all other assets, is less than the goodwill amount, and any diminution in the market value has been determined to be of a permanent nature and not caused by fluctuation of normal market activity.


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


         The common shares issuable under convertible preferred stock, debentures and warrants have not been included in the determination of the loss per common share as they would be antidilutive.

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



         For accounting purposes, the Company's acquisition of Channel America was recorded as of October 1, 1995, using the purchase method of accounting and the assets and liabilities of Channel America were revalued to reflect their fair values as of the date of acquisition. Channel America owns a program library consisting of approximately 790 public domain motion pictures and 380 television programs. Management revalued the program library at estimated replacement cost using, in part, evaluations by representatives of a distributor of films in the public domain and a film editing firm. Management believes that the value so determined is reasonable.

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


         The goodwill amount of $8,311,878, which includes transaction costs of $350,000 relating to the acquisition, represents the purchase price plus net liabilities assumed over and above the aggregate fair value of the assets acquired. The goodwill will be amortized on a straight line basis over 15 years. The affiliate stations of the Channel America Television Network, as of October 1, 1995, was comprised of 62 affiliates with a potential reach of approximately 17.1 million US households, including 4.5 million direct cable homes and 4.6 million satellite homes. The critical mass of the affiliates distribution has generally grown over time. The intangible assets acquired, representing principally the affiliate franchises, are scarce assets. The acquisition of Channel America coupled with the implementation of TSSN's business plan and the development of new business via the cross promotion of franchises and products of TSSN and Channel America will result in further appreciation of the intangible asset values over time. Management believes that the Company will benefit from these intangible assets for an indeterminable period of time. Although accounting principles allow for up to a 40 year amortization period, management selected a more conservative 15 year life as the appropriate amortization period given the relatively short historic operating life of Channel America. A minority interest of $212,780 was recorded as of October 1, 1995, which represents the par value and paid in capital of the unconverted preferred stock.


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


8.       PROPERTY AND EQUIPMENT

         Property, equipment and program library is comprised of the following:

                  Land and improvements                                                     $1,972,546

                  Building and structures                                                    1,531,179

                  Machinery and equipment                                                      476,533
                  Furniture and fixtures                                                        78,277

                  Vehicles                                                                      62,049

                  Program library                                                            1,882,610
                                                                                            ----------
                                                                                             6,003,194

                  Less - Accumulated depreciation and amortization                            (678,580)
                                                                                            ----------

                  Total property and equipment, net                                         $5,324,614
                                                                                            ==========


9.       OTHER ASSETS

         GOODWILL - Goodwill is summarized below by acquisition:

                                                    1995               1995               1994
   Year               Acquisition                Unamortized       Amortization       Amortization      Life
   ----               -----------                -----------       ------------       ------------      ----
   1992     Microsonics                         $     109,110         $  15,587          $  15,587       10

   1992     TSSN                                        1,508               216                216       10

   1995     EVRO, reverse purchase                  3,426,088           169,504                  0       15
   1995     Channel America                         8,170,485           141,393                  0       15
                                                -------------         ---------          ---------

                                                  $11,707,191         $ 326,700          $  15,803
                                                =============         =========          =========

         Goodwill resulting from the current year acquisitions is discussed in
Note 5 - Accounting for Acquisition of The Sports & Shopping Network, Inc., and
Note 6 - Acquisition of Channel America Television Network, Inc.

         OTHER -NET - Other assets are comprised of the following:

                        Prepaid consulting contract                                    $  479,167

                        Unamortized loan costs                                            186,468

                        LPTV station licenses                                             159,900
                        Proprietary technology, net                                       114,329

                        Note receivable                                                    20,000

                        Trademarks                                                          3,254
                        Deposits:

                          AT&T Skynet                                                     125,000

                          Stock purchase agreement                                         50,000
                          Office leases                                                     9,708

                          Telephone and utilities                                           8,000

                        Other                                                               5,449
                                                                                       ----------
                        Total other assets - net                                       $1,161,275
                                                                                       ==========



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





                  [Balance of Page Intentionally Left Blank.]

11.      NOTES PAYABLE

         Notes and mortgage notes payable, as of December 31, 1995, are comprised of the following:

                                                                                  Related
                                                                                  Parties           Other
                                                                                  -------           -----


 Note payable to a company at 10% per annum interest, due December 5,
 1995, having as collateral TSSN common stock.                               $                    $   550,000


 Mortgage payables to banks and individuals (7) at 10-10.52% per annum interest, payable in monthly installments including interest aggregating
 $17,714, due February, 1998 through 2001, having as collateral land,
 buildings, and equipment located at the Company's RV campgrounds, stock                            1,898,813
 of Treasure Rockhound, and 27,500 shares of the Company.

 Note payable to an individual at 15% per annum interest, due May 31,
 1996, as extended, having as collateral 26,000 shares of Series C                                    200,000
 Convertible Preferred Stock.

 Notes payable to banks at 11-14% per annum interest, payable in monthly installments including interest aggregating $614, due February, 1998
 through August, 2000, having as collateral equipment located at the RV                                16,320
 campgrounds.

 Notes payable to former lessor and supplier, non-interest bearing,
 payable in monthly installments of $13,583.                                                           57,466

 Note payable to a corporation at 7% per annum interest, due December 31,
 1995, as extended, without collateral.                                               30,000
 Debt of Channel America:

     Senior convertible debentures payable at 10% per annum interest, principal and interest due March 31, 1995 having as collateral all
     tangible and intangible assets of Channel America.                                5,000

     Subordinated notes payable at 10% per annum interest, due December              196,825          295,239
     31, 2000.

     Fixed rate notes payable at 10% per annum, due August 31, 1996,
     having as collateral certain broadcast stations and construction                 20,157           48,498
     permits owned by Channel America.
     Five year notes payable at 10% per annum interest, due 1995 to 2000.                             230,118

     Two year notes payable at 10% per annum interest, due 1995 and 1996.                              30,000

     Fixed rate note payable on demand at 15% interest per annum.                                       4,492
                                                                             ---------------      -----------


 Total notes and mortgage payables                                                   251,982        3,330,946
 Less current portion                                                                251,982        1,886,637
                                                                             ---------------      -----------

 Long term notes and mortgages                                               $             0      $ 1,444,309
                                                                             ===============      ===========

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




                                                                                  Related
                                                                                  Parties           Other
                                                                                  -------           -----
 Senior convertible debentures payable at 5% per annum interest, principal and interest due September 30, 1996 having as collateral all tangible and
 intangible assets of Channel America                                              $  62,500       $  500,000

 Senior convertible debentures payable at 10% per annum interest, principal and interest due March 31, 1995 having as collateral all
 tangible and intangible assets of Channel America                                    50,000           25,000
 Subordinated notes payable at 10% per annum interest, due December 31,
 2000                                                                                320,770          787,171

 Fixed rate notes payable at 10% per annum, due August 31, 1996, having as collateral certain broadcast stations and construction permits owned by
 Channel America collateral                                                           80,754           39,247

 Five year notes payable at 10% per annum interest, due 1995 to 2000
                                                                                                       78,360

 Two year notes payable at 10% per annum interest, due 1995 and 1996
                                                                                     408,906
                                                                                   ---------       ----------

 Total notes payable                                                               $ 922,930       $1,429,778
                                                                                   =========       ==========

    According to the Conversion Plan, the total notes payable of $2,352,708 summarized above, together with accrued interest of $226,841, convert into 7,962,060 shares of common stock of Channel America.

         Maturities of  long term debt over the next five years are as follows:

                          Year Ended
                          December 31                 Amount
                          -----------                 ------
                             1996                   $2,138,619
                             1997                      204,020
                             1998                      324,082
                             1999                       93,346
                             2000                      822,861
                                                    ----------
                                                    $3,582,928
                                                    ==========


12.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable at December 31, 1995 are comprised of the following:

                        Satellite transponder and uplink contracts                     $1,959,067

                        Inventory                                                         616,912

                        Consulting                                                        300,000

                        Legal and accounting                                              169,523

                        Overhead                                                          434,244

                        Campgrounds                                                       221,855

                        Rent                                                               24,000
                                                                                       ----------

                        Total accounts payable                                         $3,725,601
                                                                                       ==========





                  [Balance of Page Intentionally Left Blank.]

         Accrued liabilities at December 31, 1995 are comprised of the following:

                        Consulting                                                     $  799,025

                        Payroll and benefits                                              662,682

                        Payroll and benefits - related parties                             70,101

                        Obligation to repurchase 42,000 shares
                         of Series C Preferred Stock  (Note 16)                           450,000

                        Legal and accounting                                              308,396

                        Interest                                                          239,063

                        LPTV stations                                                     159,900

                        Litigation settlement                                              30,000

                        Campgrounds                                                        32,559

                        Broadcasting                                                       36,050

                        Other                                                              29,831
                                                                                       ----------

                        Total accrued liabilities                                      $2,817,607
                                                                                       ==========

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

         Accumulated net operating losses total approximately $13,103,000 which expire as shown below, and do not include those of Channel America:


                                  1997         $ 93,000                     2006       $   18,000

                                  1999         $259,000                     2007       $  906,000
                                  2000         $413,000                     2008       $2,339,000

                                  2001         $311,000                     2009       $2,811,000

                                  2003         $ 23,000                     2010       $5,930,000


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


         COMMON STOCK - The Company has authorized common stock of 2,500,000 shares without par value, of which 2,497,665 shares were issued at December 31, 1995, of which 27,500 shares have been issued as collateral. As of December 31, 1995, THI held 416 common shares. The Company is filing a Proxy Statement to obtain shareholder approval of an increase of its authorized common shares to 100,000,000 shares. Upon approval of the increase in authorized common shares, the Company expects to issue approximately 27,650,00 shares of common stock pursuant to the conversion of convertible preferred stock and convertible debentures outstanding as of December 31, 1995.


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

         In August, 1993 the Company terminated Mr. Fullerton for violating the terms of his employment agreement. In June, 1994 the parties to the employment agreement entered into a Settlement Agreement ("Agreement"). The Company entered into the Agreement, not as an admission of any wrongdoing on its part, but to avoid the substantial legal costs and management time to prepare a legal defense. Under the Agreement, Mr. Fullerton was paid amounts due to him pursuant to a promissory note, severance pay totaling $160,000, and permitted him to exercise his option to acquire 5,000 shares of common stock. The Agreement provided that Mr. Fullerton has the right, but not the obligation, to sell the 5,000 shares (100,000 shares before the reverse stock split of January 1995) to the Company over a 120 month period beginning in August, 1994 for an aggregate of $456,032. Due to the right granted to Mr. Fullerton, the Company has classified the related shares of common stock outside Stockholders' Equity. The discounted difference between the repurchase price of the stock and the current value of the Company's common stock is included in accounts payable ($22,016) and other debt ($240,692).



         STOCK PURCHASE AGREEMENT - On September 18, 1995, the Company granted a lender warrants to purchase 200,000 common shares at $1.00 per share. If the market price (bid price per share) is less than $2.00 per share at the time of the exercise of the warrants by the buyer, the purchase price per share shall be reduced to one half of the market price of the common shares on the exercise date. The warrnats lapse one year from date of grant. The stock purchase agreement provides that the underlying common shares shall be registered in nine months from the date of grant or as soon thereafter as possible, if the buyer exercises the warrants after such time.


         PREFERRED STOCK - The Company has authorized preferred stock of 1,250,000 shares without par value. As of December 31, 1995, the following series of preferred stock were authorized and outstanding.


                                                                                                    Liquidation
                                                                                   Recorded         Preference
                                                                                    Value              Value
                                                                                    -----              -----
        Series A Preferred Stock, $20 par value, 100,000 shares authorized,
        no shares issued or outstanding                                        $            0     $            0

        Series C Convertible Preferred Stock, $10 stated value, 500,000 shares authorized, 195,400 shares issued and outstanding of which
        26,000 shares were issued as collateral                                     1,626,585          1,954,000

        Series D Convertible Preferred Stock, no par value, 17,000 shares
        authorized and 16,984.9 shares issued and outstanding                       4,084,153          3,876,139


        Series E Convertible Preferred Stock, no par value, 30,000 shares
        authorized, issued and outstanding                                             30,000             30,000

        Series F Convertible Preferred Stock, no par value, 1,680 shares
        authorized, 1,324.4494 shares issued and outstanding                          171,300              1,324

        Series H Convertible Preferred Stock, no par value, 100,000 shares
        authorized, 48,000 shares issued and outstanding                            6,000,000          6,000,000

        Series I Convertible Preferred Stock, no par value, 7,000 shares
        authorized, 6,750 shares issued and outstanding                               440,943          1,096,875

        Series J Convertible Preferred Stock, no par value, 100 shares
        authorized, issued and outstanding which were issued for collateral                 0          5,000,000

        Series K Convertible Preferred Stock, no par value, 100 shares
        authorized, no shares issued or outstanding                                         0                  0

        Series L Convertible Preferred Stock, no par value, 100 shares
        authorized, no shares issued or outstanding                                         0                  0

        Series M Convertible Preferred Stock, no par value, 40,000 shares authorized, issued and outstanding of which 25,000 shares were
        issued for collateral                                                          74,062            400,000
                                                                                  -----------        -----------
        Total Preferred Stock, 795,980 shares designated; 338,559.3494 shares of designated series issued and outstanding of which 51,100
        shares were issued for collateral                                          12,427,043         18,358,338


        Less Series C Convertible Preferred Stock:
            Shares subject to agreement to rescind sale thereof (42,000
        shares)                                                                      (375,985)          (420,000)
            Shares subject to repurchase agreement (50,000 shares)                   (500,100)          (500,000)
                                                                                  -----------        -----------

        Adjusted Preferred Stock                                                  $11,550,958        $17,438,338
                                                                                  ===========        ===========



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


         At December 31, 1995, the Company had sold 115,500 shares of Series C Preferred Stock outstanding for $1,087,585 in cash, net of sales commissions and closing costs of $67,515. In addition, the Company issued 50,000 shares of Series C Preferred Stock as additional consideration for a loan in the amount of $550,000 and 3,900 shares of Series C Preferred Stock in settlement of litigation. The shares issued as additional consideration for a loan and in settlement of litigation were valued and recorded for financial statement reporting purposes at their approximate market price per share less an appropriate discount to account for the inherent lack of marketability, with a corresponding charge to operations. In addition, the Company issued 26,000 shares of Series C Preferred Stock to be held as collateral against a $200,000 note payable due May 31, 1996, as extended. No accounting recognition is given to shares issued as collateral until the collateral agreement is exercised and the stock is transferred in settlement of the obligation.



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

         This series was established for the purpose of preserving the value of the Company's then existing assets for the holders of the Company's common stock at the time of the TSSN acquisition. Pursuant to the acquisition of TSSN, EVRO issued one share of Series D Preferred Stock for each 100 shares of issued and outstanding common stock (See Note 4 - Acquisition of The Sports and Shopping Network, Inc.). The Series D Preferred Stock were issued to all holders of common stock of record as of March 27, 1995, except for Stellar.
The Company issued the stock certificates on or about August 28, 1995. The Series D Preferred Stock was recorded at a value of $4,084,153, which represents the value net assets of THI at the date of acquisition.


         The Company has the right, but not the obligation, to redeem the Series D Preferred Stock in exchange for all of THI's issued and outstanding capital stock. As of December 31, 1995, the net book value of THI, including net working capital advances of $607,000 from EVRO since March 14, 1995, is approximately $3,876,000. Series D Preferred Stock is not convertible into common stock of the Company.


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

         The TSSN Acquisition agreement also provides that THI shall be entitled to receive, on an annual basis, that number of shares of the Company's voting common stock (the "Special Shares") equal to 20% of the average total assets of THI over a twelve month period (March 14 through the following March 13 each year) divided by Two Dollars ($2.00). The phrase "total assets" is defined to mean the amount set forth on the consolidated balance sheet of THI as total assets, including, without limitation, the current assets, property and equipment (net of depreciation), investments and other assets (net of amortization and adjustments). The phrase "average total assets" is defined to mean the sum of the "total assets" (as defined above) of THI as set forth on the balance sheets of THI during each of the quarters ending March 31, June 30, September 30, and December 31 during each applicable twelve month period and dividing the sum by four. THI ratably earns the Special Shares over each applicable twelve month period. THI's entitlement to the Special Shares shall cease upon the redemption of the Series D Preferred Stock. As of December 31, 1995, THI is entitled to receive be 426,417 shares of EVRO common stock.



         The Series D Preferred Stock contains a special dividend provision that in the event such preferred stock is not redeemed by June 30, 1997, the Company shall, as of July 1, 1997, declare a stock dividend of its voting common stock payable to the holders of the Series D Preferred Stock equal to the number of shares of common stock held by THI as of June 30, 1997. Additional stock dividends shall be payable to the holders of Series D Preferred Stock each July 1st following July 1, 1997 until the Company has redeemed its Series D Preferred Stock. The amount of such additional stock dividend shall equal the number of shares of the Company's common stock transferred to THI during the immediately preceding twelve month period. No dividends are payable to the holders of the Series D Preferred Stock in the event that the Series D Preferred Stock is redeemed by the Company on or before June 30, 1997.


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

No accounting recognition is given to shares issued as collateral until the collateral agreement is exercised and the stock is transferred in settlement of the obligation.


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


         The Company issued 25,000 shares of Series M Preferred Stock to a law firm (of which a director of the Company is a partner) as security for outstanding legal fees in excess of $250,000. No accounting recognition is given to shares issued as collateral until the collateral agreement is exercised and the stock is transferred in settlement of the obligation. The Company also issued 15,000 shares of Series M Preferred Stock to Daniel M. Boyar, Special Legal Counsel to the Board of Directors and a former Director, President and Chief Executive Officer, for the exclusive services rendered by him to the Company (see Note 14 - Related Party Transactions). The value of the 15,000 shares issued for compensation ($74,062) was determined based upon the average of the closing bid and ask prices of the underlying restricted common stock on the date of the agreement, discounted to reflect stock restrictions, with a corresponding charge to operations. Management believes that the value ascribed as compensation is reasonable.


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


         AMERICAN CLINICAL LABORATORIES, INC. - ACL is a shareholder of the Company who, as of March 29, 1996, owned 400,018.8 shares of the Company's common stock and 6,041.988 shares of Series D Preferred Stock. The Company's Series D Preferred Stock is redeemable, at the Company's option, by the Company tendering to the holders of the Series D Preferred Stock all of the Company's shares of THI. In the event the Company redeems its Series D Preferred Stock in exchange for all of the outstanding common stock of THI, ACL will control 36% of the common stock of THI. ACL and THI share a common management team, the members of which are employees of either ACL or THI. The compensation paid to the employees of either THI and ACL who provide services to both ACL and THI, together with related payroll taxes, insurance, automobile allowances and other reimbursed expenditures associated with such employees, are allocated between ACL and THI, based upon the percentage of time that the employees expend on behalf of either ACL and THI. The services are billed at cost, without a mark-up. During the period March 1, 1995 through December 31, 1995, ACL billed THI $84,000 and THI billed ACL $69,000 for management services. During the period, THI paid to ACL, $12,906 in addition to the net amount due for management services. As of December 31, 1995, THI owed ACL $11,644.



         OTHER - Daniel M. Boyar, President of BHI, served as Director, President and Chief Executive Officer of the Company from March 14, 1995 through October 3, 1995 for compensation of $93,500, which was accrued but not paid in 1995. Effective October 1, 1995, the Company engaged Mr. Boyar as Special Legal Counsel for the Board of Directors of the Company. The professional services agreement, which expires on March 14, 1997, as amended, provides for a legal fee at the rate of $180,000 per annum. Fees aggregated $45,000 for 1995 and were accrued but not paid as of December 31, 1995. The agreement provides that in addition to the base fee, the Company shall pay to Boyar a cash bonus equal to 5% of any gross funds received by the Company, in excess of $4,000,000. "Gross funds" is defined to be the sum of: (a) the amounts received by the Company from the issuance of its debt or equity securities to persons introduced to the Company by Mr. Boyar; and (b) the net fair market value of the assets acquired by the Company in business combinations with acquisition candidates introduced to the Company by Mr. Boyar. As of December 31, 1995 the amount received by the Company from persons, and the net fair market value of assets acquired from acquisition candidates, introduced to the Company by Mr. Boyar aggregated $3,625,000. Consequently, Mr. Boyar was not, as of December 31, 1995, entitled to a bonus. EVRO also issued Mr. Boyar 15,000 shares of its Series M Preferred Stock for services rendered.


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

18.      BUSINESS SEGMENTS

         The Company has identified its major lines of business to be the RV campgrounds, broadcasting and shopping.


                                       RV
                                   Campgrounds    Broadcasting      Shopping       Corporate        Total
                                   -----------    ------------      --------       ---------        -----
 Sales and revenues                $ 1,070,471    $    388,925    $   176,566    $         0     $ 1,635,962

 Cost of sales and revenues            734,104         685,256        260,370              0      1,679,730
                                   -----------    ------------    -----------    -----------    -----------

 Gross margin                          336,367        (296,331)       (83,804)             0        (43,768)

 Operating expenses                    950,885         552,396      1,833,317      1,590,192      4,926,790

 Depreciation and amortization         277,337         235,542         32,642              0        545,521
                                   -----------    ------------    -----------    -----------    -----------

 Income (loss) from operations        (891,855)     (1,084,269)    (1,949,763)    (1,590,192)    (5,516,079)
 Other items                           185,765          11,751         10,395      2,174,656      2,382,567
                                   -----------    ------------    -----------    -----------    -----------

 Net income (loss)                 $(1,077,620)   $ (1,096,020)   $(1,960,158)   $(3,764,848)   $(7,898,646)
                                   ============   ============    ===========    ===========     ==========

 Identifiable assets               $ 6,977,963    $ 10,279,123    $   374,857    $   858,339    $18,490,282
                                   ===========    ============    ===========    ===========    ===========





                   [Balance of Page Intentionally Left Blank]

19.      ADDITIONAL CASH FLOW STATEMENT INFORMATION

         The noncash effect of the acquisition of TSSN and Channel America is summarized below:

                                                                                               CHANNEL
              INCREASE IN ASSETS:                                                 TSSN         AMERICA
                                                                                  ----         -------
              Notes and other receivables                                   $     81,141     $    41,713

              Prepaid expenses                                                    18,788          86,506
                                                                            ------------     -----------

                Increase in current assets                                        99,929         128,219

              Property , equipment, and program library                        3,487,891       1,882,957

              Unamortized goodwill                                             3,595,592       8,311,878

              Other assets                                                       168,617         242,400
                                                                            ------------     -----------
                Total increase in assets                                       7,352,029      10,565,454
                                                                            ------------     -----------

              INCREASE IN LIABILITIES:

              Notes payable and current portion of long-term debt                428,638         874,783

              Accounts payable                                                   654,495       2,910,863

              Amounts due to affiliates                                           24,550

              Accrued liabilities                                                145,995         443,035
                                                                            ------------     -----------

                Increase in current liabilities                                1,253,678       4,228,681

              Long-term debt                                                   1,731,276

              Other liabilities                                                  292,024
                                                                            ------------     -----------

                Total increase in liabilities                                  3,276,978       4,228,681
                                                                            ------------     -----------
              Minority interest                                                                  212,780
                                                                                             -----------

              CHANGE IN STOCKHOLDERS' EQUITY:

              Issuance of Series D Convertible Preferred Stock (16,985
              shares)                                                          4,084,153

              Issuance of Series E Convertible Preferred Stock (30,000
              shares)                                                             30,000

              Issuance of Series H Convertible Preferred Stock
              (48,000 shares)                                                                  6,000,000

              Common stock                                                     3,460,823

              Additional paid in capital                                      (3,490,823)
                                                                            ------------     -----------

                Total increase in stockholders' equity                         4,084,153       6,000,000
                                                                            ------------     -----------
                Total increase in liabilities and stockholders' equity         7,361,131      10,441,461
                                                                            ------------     -----------

              CASH ACQUIRED (INVESTED)                                      $      9,102     $  (123,993)
                                                                            ============     ===========

         Other noncash transactions which occurred during the twelve months ended December 31, 1995 are as follows:

       Common stock issued pursuant to the 1995 Employee Stock Compensation
        Plan (576,000 shares)                                                                        $ (1,755,500)

       Preferred stock issued pursuant to Consulting Agreements:
         Series F Convertible Preferred Stock - 24.4 shares                                              (170,000)

         Series I Convertible Preferred Stock - 5750 shares                                              (382,193)

         Series M Convertible Preferred Stock - 15,000 shares                                             (74,062)

       Compensation earned during the year ended December 31, 1995                                        877,030

       Unearned compensation as of December 31, 1995                                                    1,504,725

       Issuance of Series F Convertible Preferred Stock
        to Stellar and its designee - 1,300 shares                                                   $     (1,300)

       Common stock                                                                                         1,300

       Issuance of Preferred Stock in consideration of loan agreements:
                                                                                                     $   (500,000)
         Series C Convertible Preferred Stock - 50,000 shares

         Series I Convertible Preferred Stock - 1,000 shares                                              (58,750)

       Interest and financing costs                                                                       558,750


       Series C Convertible Preferred Stock issued in settlement of litigation -
         26,000 shares                                                                               $    (39,000)

       Selling, general and administrative costs                                                           39,000

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


             Condensed Proforma Combined Statements of Operations
                     for the Year Ended December 31, 1995



                                                           EVRO         Channel
                                                       Corporation      America
                                           EVRO          01/01/95       01/01/95
                                        Corporation      through        through                        Combined
                                        As Reported      02/28/95       09/30/95      Adjustments       Totals
                                        -----------      --------       --------      -----------       ------
       Sales and revenues               $ 1,635,962      $ 174,224     $ 1,094,109   $               $  2,904,295

       Cost of sales and revenues         1,679,730         13,665       1,926,622                      3,620,017
                                        -----------      ---------     -----------                   ------------

       Gross margin                         (43,768)       160,559        (832,513)                      (715,722)

       Operating expenses                 5,472,311        197,677         705,268       707,820        7,083,076
                                        -----------      ---------     -----------   -----------     ------------
       Loss from operations              (5,516,079)       (37,118)     (1,537,781)     (707,820)      (7,798,798)

       Other income (expense)            (2,382,567)      (300,841)         43,562       319,308       (2,320,538)
                                        -----------      ---------     -----------   -----------     ------------
       Net loss                         $(7,898,646)     $(337,959)    $(1,494,219)  $  (388,512)    $(10,119,336)
                                        ===========      =========     ===========   ===========     ============



       Net loss per share                                                                            $      (4.34)
                                                                                                     ============
       Average number of common
                                                                                                        2,330,656
                                                                                                     ============
       shares outstanding

             Condensed Proforma Combined Statements of Operations
                     for the Year Ended December 31, 1994




                                      The Sports &
                                        Shopping
                                         Network          EVRO         Channel                         Combined
                                       As Reported     Corporation     America        Adjustments       Totals
                                       -----------     -----------     -------        -----------       ------
       Sales and revenues              $    48,898     $ 1,080,991     $ 1,639,811    $               $ 2,769,700

       Cost of sales and revenues           73,325         582,186       2,058,623                      2,714,134
                                       -----------     -----------     -----------                    -----------
       Gross margin                        (24,427)        498,805        (418,812)                       (55,566)

       Operating expenses                1,597,712       2,648,027       1,438,206       131,664        5,815,609
                                       -----------     -----------     -----------    ----------      -----------
       Loss from operations             (1,622,139)     (2,149,222)     (1,857,018)     (131,664)      (5,760,043)

       Other income (expense)              (81,024)       (149,132)       (467,601)      425,744         (272,013)
                                       -----------     -----------     -----------    ----------      -----------
       Net loss                        $(1,703,163)    $(2,298,354)    $(2,324,619)   $ (294,080)     $(6,032,056)
                                       ===========     ===========     ===========    ==========      ===========

       Net loss per share                                                                                  $(3.49)
                                                                                                      ===========

       Average number of common                                                                         1,726,172
                                                                                                      ===========
       shares outstanding




21.      FAIR VALUE OF FINANCIAL INSTRUMENTS AND LONG-LIVED ASSETS


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


         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed of", in March, 1995.
SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after

December 15, 1995. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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


         DANIEL M. BOYAR was elected President, Chief Executive Officer and Director of EVRO on March 14, 1995 positions he held until October 3, 1995 at which time he resigned as an officer and director of EVRO and was retained by EVRO as Special Legal Counsel to the Board of Directors. Mr. Boyar, a licensed attorney, is the sole owner of Boyar Holdings, Inc., an investment company specializing in equity capital private placements, syndications, corporate mergers and acquisitions, and growth stocks for public companies. Mr. Boyar is a sole practitioner, who specializes in commercial transaction law, and has practiced in either Ocala, West Palm Beach or Orlando, Florida from December 1990 to date. From November 1993 to May 1994, Mr. Boyar served as the secretary and special counsel to Members Service Corp., a corporation whose shares were traded on NASDAQ. From June 1993 to July 1993, Mr. Boyar served as the President, Chief Executive Officer and a Director of Aspen Marine Group, Inc., also a corporation whose shares were traded on NASDAQ. From August 1991 to date, Mr. Boyar served as the President, Chief Executive Officer and a Director of Sportsworld 2000, Inc., a corporation whose shares are traded in the over-the-counter market. From March 1991 to June 1991, Mr. Boyar served as the President, Chief Executive Officer and a Director of Iroquois Brands, Ltd. a corporation whose shares were traded on the American Stock Exchange. From January 1991 to April 1991, Mr. Boyar served as the President, Chief Executive Officer and a Director of International Standards Group, Inc., a corporation whose shares were traded in the over-the-counter market. Mr. Boyar is a third generation real estate developer from southern California, having participated in his family's home building public company at the age of 20. He is a graduate of the University of Miami, from which he received a Bachelor of Business Administration Degree in Finance, and of Southwestern University School of Law, from which he completed the law school curriculum in two years, receiving a J.D. degree. Additionally, Mr. Boyar completed the Masters of Law Program in Taxation at Boston University, receiving his L.L.M. degree. On March 21, 1996, Mr. Boyar was indicted, and charged with wire fraud, money laundering, and violating the federal securities laws in connection with his employment by Members Service Corporation. This proceedings is currently pending in the United States District Court, Middle District, State of Florida, Orlando, Division. Mr. Boyar is charged with issuing false press releases, selling securities that were not properly registered under the Securities Act of 1933, as amended, and with making misrepresentations in connection with the sale of such securities. Mr. Boyar has plead "not guilty" to such charges, believes such charges to be without merit and has retained counsel to vigorously defend the charges brought against him.


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

                   [Balance of Page Left Intentionally Blank]

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

         CASH COMPENSATION

 SUMMARY COMPENSATION TABLE

                                                                Long Term Compensation
                                                           ---------------------------------
                              Annual Compensation                   Awards           Payouts
                       --------------------------------    -----------------------   -------
                                                           Restricted
 Name and                                  Other Annual      Stock                   LTIP        All Other
 Principal             Salary   Bonus      Compensation     Award(s)    Options/     Payouts    Compensation
 Position     Year       $        $             $              $         SAR's (#)      $            $
 --------     ----    -------- -------    -------------    ---------    ---------    -------    ------------
 D. Jerry               -0-
 Diamond,     1995     135,000                      0
 Chief        1994                                  0
 Executive    1993     180,000(1)               5,638
 Officer

 Daniel M.
 Boyar,
 Chief        1995      97,500(2)   74,062     45,000
 Executive
 Officer

 Thomas
 L. Jensen
 Chief        1995          -0-
 Executive
 Officer

______________



         (1) Included in the amount earned in 1993 is $90,000 for which payment was deferred to 1994.
         (2) Salary accrued, but not paid, for the six and one-half month period Mr. Boyar served as Chief Executive Officer. The balance of which will be paid as EVRO has available cash flow. Mr. Boyar was subsequently retained as special counsel. The amount recorded as other annual compensation relates to accrued earnings for Mr. Boyar's services as special counsel. (See "Certain Relationships and Related Transactions of Management and Others." The amount recorded as a bonus paid to Mr. Boyar was paid by EVRO's issuance to Mr. Boyar of 15,000 shares of EVRO's Series M Preferred.




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

COMMON SHARES

                                                                                         After Increase in Authorized
                                                                 Present Holdings         Shares of Common Stock (1)
                                                                 ----------------         --------------------------
 Title                                                                       Percent                          Percent
 Class                     Name and Address                    Amount        of Class          Amount        of Class
 -----                     ----------------                    ------        --------          ------        --------
 Common       Thomas L. Jensen                               400,018.80 (2)     16.19%          15,465,540(3)  44.81%
              (Chief Executive Officer, Chairman
              of the Board and Director)
              1601 Riverview Tower
              Knoxville, TN 37902

 Common       Daniel M. Boyar (4)                                     0             0%             599,900      1.74%
              3101 S.W. 34th Avenue #905-427
              Ocala, FL 34474

 Common       Stephen H. Cohen                               400,018.80 (2)     16.19%          15,751,199     45.63%
              (Secretary and Director) (5)
              90 Presidential Plaza
              Syracuse, NY 13202

 Common       D. Jerry Diamond (Director)                     21,738.85          * (6)             896,756 (7)  2.60%
              1509 S. Florida Avenue, Ste. 3
              Lakeland, FL 33803

 Common       Max P. Cawal (Director)                         10,000.00          * (6)              10,000      * (6)
              8731 Fernwicke Court
              Orlando, FL 32819

 Common       O. Don Lauher                                  400,018.80 (2)     16.19%          15,465,540     44.81%
              (Treasurer and Chief Financial Officer) (8)
              523 Douglas Avenue
              Altamonte Springs, FL 32714

 Common       The Stellar Companies, Inc.                    400,018.80 (2)     16.19%          15,465,540     44.81%
              c/o EVRO Corporation
              523 Douglas Avenue
              Altamonte Springs, FL 32714

                                                                                         After Increase in Authorized
                                                                 Present Holdings           Shares of Common Stock
                                                                 ----------------           ----------------------

 Title                                                                       Percent                          Percent
 Class                     Name and Address                    Amount        of Class          Amount        of Class
 -----                     ----------------                    ------        --------          ------        --------
 Common       American Clinical Labs, Inc.                             0            0%             875,018(9)   2.54%
              1509 S. Florida Avenue, Ste. 3
              Lakeland, FL 33803

 Common       All Executive Officers and Directors as a       431,757.65        17.48%          16,657,955     48.26%
              Group (5 Persons)

 PREFERRED SHARES

 Series E     Boyar Holdings, Inc.                                 4,499        15.00%          n/a             n/a
 Preferred    3101 S.W. 34th Avenue #905-427
              Ocala, Fl 34474

 Series E     Blackhawk Financial Group, Inc.                      4,000        13.33%          n/a             n/a
 Preferred    1211 Tech Boulevard, Ste. 101
              Tampa, FL 33619

 Series E     American Clinical Labs, Inc.                         3,500        11.67%          n/a             n/a
 Preferred    1509 S. Florida Avenue, Ste. 3
              Lakeland, FL 33803

 Series F     The Stellar Companies, Inc.                     1,198.4303        88.60%          n/a             n/a
 Preferred    c/o EVRO Corporation
              523 Douglas Avenue
              Altamonte Springs, FL 32714

 Series F     Scolaro, Shulman, Cohen, Lawler &                   3.5659            * (6)       n/a             n/a
 Preferred    Burstein, P.C.
               90 Presidential Plaza
              Syracuse, NY  13202

 Series M     Daniel M. Boyar                                     15,000        37.50%          n/a             n/a
 Preferred    3101 S.W. 34th Avenue # 905-427
              Ocala, Florida 34474

 Series M     Scolaro, Shulman, Cohen, Lawler &                   25,000        62.50%          n/a             n/a
 Preferred    Burstein, P.C.
              90 Presidential Plaza
              Syracuse, NY 13202


         (1) The various assumptions made to determine the number of shares of common stock that will be issued by the Company upon an increase in its authorized shares of common stock are set forth on Schedule A to this Annual Report. The outstanding shares of the Company's common stock which are deemed to be outstanding after the increase of the Company's authorized common stock total 34,515,759, which presumes that the Company satisfies its obligations to the holders of the 27,500 shares of the Company's common stock, 26,000 shares of Series C Preferred Stock, 100 shares of Series J Preferred Stock, and 25,000 shares of Series M Preferred Stock and that such shares held as collateral are retired. See Schedule A to this Annual Report.


         (2) Includes 400,018.8 shares owned by American Clinical Labs, Inc. ("ACL"). ACL provided The Stellar Companies, Inc., ("Stellar"), a corporation which Mr. Jensen serves as an officer and director, an irrevocable proxy to vote the shares of ACL until the shares owned by ACL represent less than 5% of EVRO's issued and outstanding shares of common stock. Upon the approval of the increase in EVRO's authorized shares of common stock, the proxy shall expire.


         (3) Includes 11,856,502 shares that Stellar can receive upon the conversion of its shares of Series F Preferred Stock; and 3,609,038 shares of common stock to be received by Stellar upon EVRO's increase in its authorized shares of common stock, representing the balance of the shares that EVRO is obligated to issue to Stellar pursuant to the terms of the agreement, dated March 14, 1995, between EVRO and Stellar, whereby EVRO acquired 98.35% of the shares of the common stock of The Sports and Shopping Network, Inc. (collectively, the "Stellar Shares").

         (4) Includes 449,900 shares of common stock of EVRO which can be issued to Boyar Holdings, Inc. ("BHI"), an entity wholly owned by Mr. Boyar, upon BHI converting the 4,499 shares of Series E Stock Preferred Stock that it owns.
Also includes 150,000 shares of EVRO's common stock issuable to Mr. Boyar, upon his conversion of the 15,000 shares of Series M Preferred Stock that Mr. Boyar owns.

         (5) Mr. Cohen is a director of Stellar and is attributed with the ownership of the shares that Stellar has voting control over and any shares directly or indirectly owned by Stellar and, accordingly, is attributed with the voting power of the Stellar Shares. Also, includes 35,659 shares of Common Stock issuable to a pension plan established by Scolaro, Shulman, Cohen, Lawler & Burstein, P.C. ("Scolaro Shulman"), a law firm of which Mr. Cohen is a shareholder, known as the Scolaro Shulman Employee's Deferred Savings Plan and Trust f/b/o Steven H. Cohen over which Mr. Cohen has full voting rights
(the "Scolaro Shulman Pension Plan"). Does not include 250,000 shares of the Company's common stock issuable to Scolaro, Shulman upon conversion of the 25,000 shares of Series M Preferred Stock held by Scolaro Shulman as collateral.

         (6) Less than 1%.

         (7) Includes shares owned directly by Mr. Diamond a well as shares that ACL has voting control over and any shares directly or indirectly owned by ACL after the increase in the Company's authorized shares of its common stock is increased, inclusive of the shares of common stock that ACL would receive upon the conversion of the Company's Series E Preferred Stock.

         (8) Mr. Lauher is a director of Stellar and is attributed with the ownership of the shares that Stellar has voting control over and shares directly or indirectly owned by Stellar.

         (9) Includes 400,018 shares owned by ACL, together with 350,000 shares of common stock issuable to ACL upon conversion of 3,500 shares of Series E Preferred Stock that ACL owns.


                   [Balance of page intentionally left blank]

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


         ACL is a shareholder of the Company who, as of March 29, 1996, owned 400,018.8 shares of the Company's common stock and 6,041.988 shares of Series D Preferred Stock. The Company's Series D Preferred Stock is redeemable, at the Company's option, by the Company tendering to the holders of the Series D Preferred Stock all of the Company's shares of THI. In the event the Company redeems its Series D Preferred Stock in exchange for all of the outstanding common stock of THI, ACL will control 36% of the common stock of THI. ACL and THI share a common management team, the members of which are employees of either ACL or THI. The compensation paid to the employees of either THI and ACL who provide services to both ACL and THI, together with related payroll taxes, insurance, automobile allowances and other reimbursed expenditures associated with such employees, are allocated between ACL and THI, based upon the percentage of time that the employees expend on behalf of either ACL and THI. The services are billed at cost, without a mark-up. During the period March 1, 1995 through December 31, 1995, ACL billed THI $84,000 and THI billed ACL $69,000 for management services. During the period, THI paid to ACL, $12,906 in addition to the net amount due for management services. As of December 31, 1995, THI owed ACL $11,644.


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


         EVRO entered into a one year Employment Agreement with Daniel M. Boyar on March 15, 1995, pursuant to which Mr. Boyar was retained as President and Chief Executive Officer of EVRO at an annual salary of $180,000. Mr. Boyar resigned as an officer and director of EVRO, effective October 3, 1995, at which time EVRO entered into a Professional Services Agreement retaining Mr. Boyar as Special Legal Counsel to the Board of Directors at an annual compensation of $180,000. The Professional Services Agreement has been extended to March 15, 1997. EVRO also issued Mr. Boyar 15,000 shares of its Series M Preferred for services rendered. EVRO has further agreed to pay Boyar a cash bonus equal to 5% of any gross funds received by EVRO during the term of the Employment Agreement and Professional Services Agreement in excess of $4,000,000. "Gross funds" is defined to be the sum of: (a) the amounts received by EVRO from the issuance of its debt or equity securities to persons introduced to EVRO by Mr. Boyar; and (b) the net fair market value of the assets acquired by EVRO in business combinations with acquisition candidates introduced to EVRO by Mr. Boyar. As of December 31, 1995 the amount received by EVRO from persons, and the net fair market value of assets acquired from acquisition candidates, introduced to EVRO by Mr. Boyar aggregated $3,625,000. Consequently, Mr. Boyar was not, as of December 31, 1995, entitled to a bonus.


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


ITEM 13.         EXHIBITS, REPORTS ON FORM 8-K
- -------          -----------------------------

(A)      EXHIBITS
         --------

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

2.08             Second Amended Agreement to Stock Purchase Agreement, Agreement of Plan and Merger, and Escrow
                 Agreement by and among Channel America Television Network, Inc., EVRO Corporation and Scolaro, Shulman,
                 Cohen, Lawler & Burstein, P.C. dated October 10, 1995.(d)

2.09             Consent to Amendment of Agreement and Plan of Merger and Escrow Agreement dated October 10, 1995. (d)

2.10             Third Amended Agreement to Stock Purchase Agreement, Agreement of Plan and Merger, and Escrow Agreement
                 by and among Channel America Television Network, Inc., EVRO

                 Corporation and Scolaro, Shulman, Cohen, Lawler & Burstein, P.C. dated October 26, 1995.(d)

2.11             Fourth Amended Agreement to Stock Purchase Agreement, Agreement of Plan and Merger, and Escrow
                 Agreement by and among Channel America Television Network, Inc., EVRO Corporation and Scolaro, Shulman,
                 Cohen, Lawler & Burstein, P.C. dated February 7, 1996.(g)

2.12             Fifth Amended Agreement to Stock Purchase Agreement, Agreement of Plan and Merger, and Escrow Agreement
                 by and among Channel America Television Network, Inc., EVRO Corporation and Scolaro, Shulman, Cohen,
                 Lawler & Burstein, P.C. dated February 29, 1996.(g)

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

3.01             Articles of Incorporation. (a)

3.02             By-Laws of the Registrant. (a)

3.03             Articles of Amendment to Articles of Incorporation filed October 3, 1994. (b)

3.04             Articles of Amendment to Articles of Incorporation filed January 24, 1995. (b)

3.05             Articles of Amendment to the Certificate of Designation, Preferences, Rights and Limitations of Series
                 A 10% Convertible Preferred Stock, $20.00 Face Value of EVRO Corporation filed October 17, 1995.(g)

3.06             Articles of Amendment to cancel the Certificate of Designation, Preferences, Rights and Limitations of
                 Series B 8% Preferred Stock, $1.00 Face Value of EVRO Corporation filed October 17, 1995.(g)

3.07             Articles of Amendment to the Seconded Amended Certificate of Designation, Preferences, Rights and
                 Limitations of Series C Convertible Preferred Stock, No Par Value of EVRO Corporation filed August 4,
                 1995.(g)

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

3.10             Articles of Amendment to the Certificate of Designation, Preferences, Rights and Limitations of Series
                 F Convertible Preferred Stock, No Par Value of EVRO Corporation filed May 26, 1995.(g)

3.11             Articles of Amendment to the Certificate of Designation, Preferences, Rights and Limitations of Series
                 H Convertible Preferred Stock, No Par Value of EVRO Corporation filed October 17, 1995.(g)

3.12             Articles of Amendment to the Seconded Amended Certificate of Designation, Preferences, Rights and
                 Limitations of Series I Convertible Preferred Stock, No Par Value of EVRO Corporation filed September
                 21, 1995.(g)

3.13             Articles of Amendment to the Third Amended Certificate of Designation, Preferences, Rights and
                 Limitations of Series J Convertible Preferred Stock, No Par Value of EVRO Corporation filed October 23,
                 1995.(g)

3.14             Articles of Amendment to the Certificate of Designation, Preferences, Rights and Limitations of Series
                 K Convertible Preferred Stock, No Par Value of EVRO Corporation filed November 13, 1995.(g)

3.15             Articles of Amendment to the Certificate of Designation, Preferences, Rights and Limitations of Series
                 L Convertible Preferred Stock, No Par Value of EVRO Corporation filed November 13, 1995.(g)

3.16             Articles of Amendment to the Certificate of Designation, Preferences, Rights and Limitations of Series
                 M Convertible Preferred Stock, No Par Value of EVRO Corporation filed November 13, 1995.(g)

4.01             Specimen Stock Certificate. (a)

10.01            1995 Employee Stock Compensation Plan of the Registrant.(g)

10.02            Promissory Note of EVRO Corporation ("Debtor") payable to the order of Genesee Cattle Co. ("Holder")
                 for the principal sum of $550,000. (f)

10.03            Escrow Agreement, dated April 10, 1995, by and among Genesee Cattle Co. ("Creditor"), EVRO Corporation, and Scolaro, Shulman, Cohen, Lawler & Berstein, P.C. ("Escrow Agent"). (f)

10.04            Stock Purchase Agreement and Stock Pledge Agreement (Stock) dated November 1, 1995 by and between EVRO
                 Corporation and E. Carl Anderson, Jr.(g)

10.05            Consulting Agreement and Stock Pledge Agreement (Consulting) dated November 1, 1995 by and between EVRO
                 Corporation and Southern Resource Management, Inc.(g)

10.06            First Amendment to Consulting Agreement by and between EVRO Corporation and Southern Resource
                 Management, Inc. dated November 30, 1995.(g)

10.07            Joint Venture Agreement dated January 11, 1996 by and between EVRO Corporation and MIT-F/x, Inc. and
                 Larry Mitchell.(g)

10.08            Professional Services Agreement dated October 3, 1995 by and between EVRO Corporation and Daniel M.
                 Boyar.(g)

10.09            Management Services Agreement by and between The Stellar Companies, Inc, and Microsonics International,
                 Inc., International Sports Collectibles, Inc., The Sports & Shopping Network, Inc. And Centennial
                 Sports Promotions, Inc. (e)

22.01            Subsidiaries of the registrant.(g)

27.0             Financial Data Schedule (for SEC use only).

(B)              REPORTS ON FORM 8-K
                 -------------------

                 A report on Form 8-K dated September 18, 1995, reported matters under Item 2 (Acquisition or Disposition of Assets) dealing with the acquisition of Channel America.
- ----------------------

                 (a) Filed as an Exhibit to Report on Form 10-KSB for the Year
                     Ended December 31, 1993.
                 (b) Filed as an Exhibit to Report on Form 10-KSB for the Year
                     Ended December 31, 1994.
                 (c) Filed as an Exhibit to Report on Form 8-K dated March 14,
                     1995.
                 (d) Filed as an Exhibit to Report on Form 8-K dated September
                     18, 1995.
                 (e) Filed as an Exhibit to Report on Form 10-QSB for the
                     Quarter Ended March 31, 1995.
                 (f) Filed as an Exhibit to Report on Form 10-QSB for the
                     Quarter Ended June 30, 1995.
                 (g) Filed as an Exhibit to this report on 10-KSB

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 31st day of July, 1996.


                                        EVRO CORPORATION

                                        By:   s/Thomas L. Jensen
                                        ------------------------------
                                               Thomas L. Jensen
                                            Chief Executive Officer

         In accordance with the Exchange, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.


      SIGNATURE                            TITLE                                                   DATE
      ---------                            -----                                                   ----
s/Thomas L. Jensen                         Chairman of the Board and
- ---------------------------------          Chief Executive Officer                                July 31, 1996
Thomas L. Jensen


s/Stephen H. Cohen                         Secretary and Director                                 July 31, 1996
- ---------------------------------
Stephen H. Cohen


s/D. Jerry Diamond                         Director                                               July 31, 1996
- ---------------------------------
D. Jerry Diamond


s/O. Don Lauher                            Treasurer, Chief Financial                             July 31, 1996
- ---------------------------------          Officer and Principal Accounting
O. Don Lauher                              Officer


/s Max P. Cawal                            Director                                               July 31, 1996
- -----------------
Max P. Cawal


0094911.05

      Schedule A to the Annual Report on Form 10-KSB for the Year Ended
                              December 31, 1995


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


Class of Stock or, alternatively, the
Obligation Giving Rise to the Potential                                                                      Common Stock
Issuance of Common Stock                                                                                      Equivalents
- ------------------------                                                                                      -----------
Common Stock Issued as of
December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2,497,957  (1)

Series C Convertible Preferred Stock
210,400 shares issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1,896,563  (2)

Series E Convertible Preferred Stock
30,000 shares issued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3,000,000  (3)

Series F Convertible Preferred Stock
1,352.5911 shares issued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13,525,911  (4)

Series H Convertible Preferred Stock
48,000 shares issued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3,764,706  (5)

Series I Convertible Preferred Stock
6,750 shares issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1,350,000  (6)

Series J Convertible Preferred Stock
100 shares issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5,000,000  (7)

Series K Convertible Preferred Stock
17 shares issued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 696,542  (8)

Series M Convertible Preferred Stock
40,000 shares issued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 400,000  (9)

Balance of Shares that EVRO is
Contractually Obligated to Issue to
Stellar . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3,609,038 (10)

Shares to be issued to Channel America  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  50,000 (11)

Shares to be issued to WinSAT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 230,000 (12)

Shares to be issued to the holders
of EVRO's 8.5% Convertible
Debentures Due October 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3,806,908 (13)

Shares to issued to holder of
warrants upon exercise. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 200,000 (14)
                                                                                                             ---------------

Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  40,027,625
                                                                                                             ===============

Adjusted Total (See Footnote 15)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34.515,759 (15)
                                                                                                             ===============

         (1) As of March 29, 1996, there were 2,497,957 shares of common stock issued of which 27,500 shares were issued as collateral.

         (2) As of March 29, 1996 there were 210,400 shares of Series C Preferred Stock issued at a price of $10.00 per share. The holders of the Series C Preferred Stock can convert the shares into EVRO's common stock at 50% of the market price of EVRO's common stock. The market price of EVRO's common stock, as of March 29, 1996, was $2.21875 (this price represents the stock's closing price for March 29, 1996).

         (3) As of March 29, 1996 there were 30,000 shares of Series E Preferred Stock issued, convertible into 3,000,000 shares of EVRO's common stock.

         (4) As of March 29, 1996 there were 1,352.5911 shares of Series F Preferred Stock issued, convertible into 13,525,911 shares of EVRO's common stock.

         (5) As of March 29, 1996 there were 48,000 shares of Series H Preferred Stock issued with a face value of $6,000,000. The Series H Preferred Stock is convertible into 3,764,706 shares pursuant to the Agreement and Plan of Merger, as amended.

         (6) As of March 29, 1996 there were 6,750 shares of Series I Preferred Stock issued, convertible into 1,350,000 shares of EVRO's common stock.

         (7) As of March 29, 1996 there were 100 shares of Series L Preferred Stock issued, convertible into 5,000,000 shares of EVRO's common stock. EVRO issued the shares of Series L Preferred Stock as collateral for EVRO's obligations to E. Carl Anderson, Jr. and/or Southern Resource Management, Inc. (See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources").

         (8) As of March 29, 1996, there were 17 shares of Series K Preferred Stock issued at a price of $50,000 per share. The holders of the Series K Preferred Stock can convert the shares into EVRO's common stock at 55% of the market price of EVRO's common stock. The market price of EVRO's common stock, as of March 29, 1996, was $2.21875 (this price represents the stock's closing price for March 29, 1996).

         (9) As of March 29, 1996 there were 40,000 shares of Series M Preferred Stock issued, convertible into 400,000 shares of EVRO's common stock. Twenty five thousand shares of the Series M Preferred Stock were issued to Scolaro, Shulman as security for EVRO's obligation to Scolaro, Shulman for legal services rendered. See "Certain Relationships and Related Transactions with Management and Others."

         (10) EVRO initially agreed to issue to Stellar 16,759,038 shares of EVRO's common stock which was subsequently decreased to 16,409,038. EVRO issued 1,280 shares of its Series F Preferred Stock to Stellar in partial satisfaction of such obligation to issue shares and, by issuing the Series F, EVRO was relieved of its obligation to issue 12,800,000 shares of common stock to Stellar. See "Business of EVRO - Material Acquisitions - 1995 -- TSSN Acquisition"). The balance of the 16,409,038 shares that EVRO agreed to issue to Stellar, 4,959,038, remain to be issued by EVRO to Stellar.

         (11) EVRO agreed to issue to Channel America 50,000 shares of EVRO's common stock pursuant to an extension of a promissory note.

         (12) EVRO agreed to acquire the assets of WinSat Communication Corporation ("WinSAT") in exchange for preferred stock convertible into 230,000 shares of EVRO's common stock.

         (13) As of March 29, 1996 EVRO had issued its 8.5% and 9.5% Convertible Debentures Due January 31, 1998 - November 27, 2000 with original face value of $4,540,000. The holders of the Convertible Debentures can convert the debenture into EVRO's common stock at 50%-70% of the market price of EVRO's common stock. The market price of EVRO's common stock, as of March 29, 1996, was $2.21875 (this price represents the stock's closing price for March 29, 1996).

         (14) As of March 29, 1996, warrants were outstanding to purchase 200,000 common shares at $1.00 per share. If the market price (bid price per share) is less than $2.00 per share at the time of the exercise of the warrants by the buyer, the purchase price per share shall be reduced to one half of the market price of the common shares on the exercise date. The closing price of the Company's common stock on March 29, 1996 was $2.21875.

         (15) The outstanding shares of the Company's common stock which are deemed to be outstanding after the increase of the Company's authorized common stock has been adjusted as it has been presumed that the Company will satisfy its obligations to the holders of the 27,500 shares of the Company's common stock, 26,000 shares of Series C Preferred Stock, 100 shares of Series J Preferred Stock, and 25,000 shares of Series M Preferred Stock and that such shares held as collateral are retired.