Form 10QSB/A
period 1996-03-31
EVRO CORP
filed 1996-08-22
CIK 33115

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

                           Commission File No. 0-7870
                                               ------

                                 EVRO CORPORATION
- --------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

              Florida                                     59-3229961
- ----------------------------------            ----------------------------------
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
                                                                        ------------

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value, 1,250,000 shares
   authorized, 353,604 shares issued and outstanding
   with liquidation preference value of $18,380,536                       12,338,458
 Common stock, no par value, 2,500,000 shares
   authorized, 2,497,665 shares issued and outstanding                     5,382,476
 Accumulated deficit                                                     (14,810,109)
                                                                        ------------
                                                                           2,910,825
 Less:
   Unearned compensation                                                  (1,237,523)
   Subscription receivable                                                  (115,000)
   Common stock held by subsidiary - 542 shares                                 (935)
                                                                        ------------
        TOTAL STOCKHOLDERS' EQUITY                                         1,557,367
                                                                        ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 19,119,199
                                                                        ============


                 See notes to consolidated financial statements

                       EVRO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                            ------------------------------------

                                                     1996            1995
                                                     ----            ----
SALES AND REVENUES
 Rental, memberships and other revenues          $   299,802      $ 120,631
 Programming and advertising                         353,160
 Product sales                                         6,987        132,209
                                                 -----------      ---------
                                                     659,949        252,840

COST OF SALES AND REVENUES                           953,488        189,292
                                                 -----------      ---------

GROSS MARGIN                                        (293,539)        63,548
                                                 -----------      ---------

OPERATING EXPENSES:
 Selling, general and administrative               1,972,843        287,609
 Management and accounting services                  190,000        190,000
 Depreciation and amortization                       339,915         25,205
                                                 -----------      ---------
                                                   2,502,758        502,814
                                                 -----------      ---------

OPERATING LOSS OF CONTINUING OPERATIONS           (2,796,297)      (439,266)

OTHER INCOME (EXPENSES)
 Interest expense                                   (207,510)       (42,864)
 Costs associated with convertible debenture
   modifications and defaults                       (508,976)
 Other-net                                             8,830          4,317
                                                 -----------      ---------

NET LOSS FROM CONTINUING OPERATIONS               (3,503,953)      (477,813)

LOSS OF DISCONTINUED OPERATIONS                                     (48,157)
                                                 -----------      ---------

NET LOSS                                         $(3,503,953)     $(525,970)
                                                 ===========      =========


LOSS PER SHARE DATA:
NET LOSS FROM CONTINUING OPERATIONS              $     (1.40)     $   (0.58)

LOSS OF DISCONTINUED OPERATIONS                         -             (0.06)
                                                 -----------      ---------

NET LOSS                                         $     (1.40)     $   (0.64)
                                                 ===========      =========

AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                       2,497,665        820,662
                                                 ===========      =========


                 See notes to consolidated financial statements

                       EVRO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                  (Unaudited)


                                                     Common Stock                                                           Common
                                                     ------------      Preferred    Accumulated    Unearned      Notes    Stock Held
                                                  Shares        $        Stock        Deficit    Compensation Receivable    by THI
                                                  ------        -        -----        -------    ------------ ----------    ------
BALANCE, JANUARY 1, 1996                        2,497,665  $5,382,476 $11,550,958  $(11,306,156) $(1,504,725) $(115,000)    $(664)

Proceeds from sale of preferred stock
  Series C Convertible Preferred - 15,000 shares                          150,000
  Series K Convertible Preferred - 17 Shares                              637,500

Series F Convertible Preferred Stock issued to
  acquire the minority interest of The Sports &
  Shopping Network, Inc. - 28.1418 shares                                       0

Purchase of common stock by
  Technology Holdings, Inc. - 126 shares                                                                                     (271)

Stock compensation earned during the three
  months ended March 31, 1996                                                                        267,202

Loss for the three months ended March 31, 1996                                       (3,503,953)

                                                ---------  ---------- -----------  ------------  -----------  ---------     -----
BALANCE - MARCH 31, 1996                        2,497,665  $5,382,476 $12,338,458  $(14,810,109) $(1,237,523) $(115,000)    $(935)
                                                =========  ========== ===========  ============  ===========  =========     =====





                 See notes to consolidated financial statements

                       EVRO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                         ------------------------------------

                                                                 1996            1995
                                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $(3,503,953)     $(525,970)
Adjustments to reconcile net loss to net cash utilized by
 operating activities:
   Depreciation and amortization                                 339,915         25,205
   Compensation for financial consulting services
     paid in common and preferred stock                          267,202
   Costs associated with convertible debenture
     modifications or defaults                                   508,976
   Other, net                                                     45,687
 Decrease in current assets                                        7,033        (21,827)
 Increase in accounts payable and accrued liabilities            159,803        188,596
                                                             -----------      ---------
   Net cash used in operating activities                      (2,175,337)      (333,996)
                                                             -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of EVRO Corporation                                                   9,102
Note receivable                                                                  26,451
Other non-current assets                                         (31,102)        10,344
                                                             -----------      ---------
   Net cash used in investing activities                         (31,102)        45,897
                                                             -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Convertible debentures                                         2,032,101
Repayment of debt                                               (427,334)       (21,077)
Proceeds from sale of preferred stock                            787,500
Recision of preferred stock sale                                (250,000)
Working capital advances from/to affiliates, net                  94,591        307,055
Deferred RV lot rental                                            (7,755)
Purchase of EVRO common stock                                    (11,400)        (3,800)
Other                                                                             9,080
                                                             -----------      ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                   2,217,703        291,258
                                                             -----------      ---------

NET INCREASE (DECREASE) IN CASH                                   11,264          3,159
CASH, BEGINNING OF PERIOD                                         33,351             67
                                                             -----------      ---------

                                                                  44,615          3,226
Cash of discontinued operations                                                    (308)
                                                             -----------      ---------

CASH, END OF PERIOD                                          $    44,615      $   2,918
                                                             ===========      =========

Supplemental Disclosures:
  Interest paid                                              $    52,271      $  11,507
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

         As of June 7, 1996, the Company is in default on all of its convertible debentures as a result of the Company's failure to obtain authorization for the issuance of the Common Stock on a timely basis.. These Debentures provide that in the event authorization for issuance of the common stock is not obtained before 75 or 90 days from date of issue, the Company is required to redeem the Debentures at an amount equal to the value of the common stock into which the Debentures would have been convertible at the date of redemption. As of June 7, 1996, the common stock equivalent value of the Debentures aggregated $8,699,000. The Company is negotiating the extension of the mandatory redemption dates with all of the Debenture holders.

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


4.       ACQUISITION OF CHANNEL AMERICA TELEVISION NETWORK, INC.

         During 1995, the Company executed agreements with Channel America, for the acquisition of 100% of the issued and outstanding shares of the common stock of Channel America for a purchase price of $7,000,000, comprised of cash of $1,000,000 and $6,000,000 of the Company's Series H Convertible Preferred Stock ("Series H Preferred"). The cash portion of the purchase price, $600,000, was paid as of March 31, 1996 and $400,000 was paid by a promissory note bearing interest of 8% per annum, which is due and payable April 7, 1996. The

Company has agreed to pay to Channel America an additional 100,000 shares of common stock or its equivalent in preferred stock, together with $50,000 in cash, to extend the note to June 15, 1996. The Company is not in default of the note, as extended and the Company will not be in default of the note unless it fails to make the cash payments due under the note in a timely manner. The Company believes that Channel America would extend the maturity date of the note if requested to do so by the Company as Channel America has previously granted numerous extensions.



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

6.       NOTES PAYABLE

         Notes and mortgage notes payable, as of March 31, 1996, are comprised of the following:

                                                                              Related
                                                                              Parties           Other
                                                                              -------           -----
Note payable to a company at 10% per annum interest, due December 5,
1995, having as collateral TSSN common stock.                                 $              $  200,000

Mortgage payables to banks and individuals (7) at 10-10.52% per annum interest, payable in monthly installments including interest aggregating
$17,714, due February, 1998 through 2001, having as collateral land,
buildings, and equipment located at the Company's RV campgrounds, stock                       1,854,767
of Treasure Rockhound, and 27,500 shares of the Company.
Note payable to an individual at 15% per annum interest, due May 31,
1996, as extended, having as collateral 26,000 shares of Series C                               200,000
Convertible Preferred Stock.

Notes payable to banks at 11-14% per annum interest, payable in monthly installments including interest aggregating $614, due February, 1998
through August, 2000, having as collateral equipment located at the RV                           13,651
campgrounds.

Notes payable to former lessor and supplier, non-interest bearing,
payable in monthly installments of $13,583.                                                      26,867

Note payable to a corporation at 7% per annum interest, due December 31,
1995, as extended, without collateral.                                          30,000
Debt of Channel America:

    Senior convertible debentures payable at 10% per annum interest, principal and interest due March 31, 1995 having as collateral all
    tangible and intangible assets of Channel America.                           5,000

    Subordinated notes payable at 10% per annum interest, due December         196,825          295,219
    31, 2000.

    Fixed rate notes payable at 10% per annum, due August 31, 1996,
    having as collateral certain broadcast stations and construction            20,157           48,498
    permits owned by Channel America.
    Five year notes payable at 10% per annum interest, due 1995 to 2000.                        230,118

    Two year notes payable at 10% per annum interest, due 1995 and 1996.                         30,000

    Fixed rate note payable on demand at 15% interest per annum.                                  4,492
                                                                              --------       ----------

Total notes and mortgage payables                                              251,982        2,903,612
Less current portion                                                           251,982        1,506,060
                                                                              --------       ----------

Long term notes and mortgages                                                 $      0       $1,397,552
                                                                              ========       ==========

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


9.       COMMON AND PREFERRED STOCK


         COMMON STOCK - The Company has authorized common stock of 2,500,000 shares without par value, of which 2,497,665 shares were issued at March 31, 1996, of which 27,500 shares have been issued as collateral. As of March 31, 1996, Technology Holdings, Inc. held 542 common shares.

         PREFERRED STOCK - The Company has authorized preferred stock of 1,250,000 shares without par value. As of March 31, 1996, the following series of preferred stock were authorized and outstanding.


                                                                                                       Liquidation
                                                                                      Recorded          Preference
                                                                                       Value              Value
                                                                                       -----              -----
      Series A Preferred Stock, $20 par value, 100,000 shares authorized, no
      shares issued or outstanding                                                  $         0        $         0

      Series C Convertible Preferred Stock, $10 stated value, 500,000 shares authorized, 210,400 shares issued and outstanding of which 26,000
      shares were issued as collateral                                                1,776,585          2,104,000

      Series D Convertible Preferred Stock, no par value, 17,000 shares
      authorized and 16,984.9 shares issued and outstanding                           4,084,153          3,818,309

      Series E Convertible Preferred Stock, no par value, 30,000 shares
      authorized, issued and outstanding                                                 30,000             30,000

      Series F Convertible Preferred Stock, no par value, 1,680 shares
      authorized, 1,352.5912 shares issued and outstanding                              171,300              1,352

      Series H Convertible Preferred Stock, no par value, 100,000 shares
      authorized, 48,000 shares issued and outstanding                                6,000,000          6,000,000

      Series I Convertible Preferred Stock, no par value, 7,000 shares
      authorized, 6,750 shares issued and outstanding                                   440,943          1,096,875

      Series J Convertible Preferred Stock, no par value, 100 shares
      authorized, issued and outstanding which were issued for collateral                     0          5,000,000

      Series K Convertible Preferred Stock, no par value, 100 shares
      authorized, 17 shares issued or outstanding                                       637,500            850,000

      Series L Convertible Preferred Stock, no par value, 100 shares
      authorized, no shares issued or outstanding                                             0                  0

      Series M Convertible Preferred Stock, no par value, 40,000 shares authorized, issued and outstanding of which 25,000 shares were issued
      for collateral                                                                     74,062            400,000
                                                                                    -----------        -----------

      Total Preferred Stock, 795,980 shares designated; 338,285.3494 shares of designated series issued and outstanding of which 51,100 shares
      were issued for collateral                                                     13,214,543         19,300,536

      Less Series C Convertible Preferred Stock:
        Shares subject to agreement to rescind sale thereof (42,000 shares)            (375,985)          (420,000)
        Shares subject to repurchase agreement (50,000 shares)                         (500,100)          (500,000)
                                                                                    -----------        -----------

      Adjusted Preferred Stock                                                      $12,338,458        $18,380,536
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


         American Clinical Labs, Inc. ("ACL"), is a shareholder of the Company who on March 31, 1996 owned 400,018.8 shares of the Company's common stock and 6,041.988 shares of the Series D Preferred Stock. The Company's Series D Preferred Stock is redeemable, at the Company's option, by the Company tendering to the holders of the Series D Preferred Stock all of the Company's shares of THI. In the event the Company redeems its Series D Preferred Stock in exchange for all of the outstanding common stock of THI, ACL will control 36% of the common stock of THI. ACL and THI share a common management team, the members of which are employees of either ACL or THI. The compensation paid to the employees of either THI and ACL who provide services to both ACL and THI, together with related payroll taxes, insurance, automobile allowances and other reimbursed expenditures associated with such employees, are allocated between ACL and THI, based upon the percentage of time that the employees expend on behalf of either ACL and THI. The services are billed at cost, without a mark-up.

During the month of March 1995 and the three months ended March 31, 1996, ACL billed THI $8,400 and $25,000, respectively, and THI billed ACL $6,900 and $21,000, respectively, for management services. During 1995 and the three months ended March 31, 1996, THI paid to ACL, $12,906 and $15,403, respectively, in addition to the net amount due for management services. At March 31, 1996, ACL owed THI $3,759. During March 1995, ACL advanced THI $82,610 for working capital.


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


                   [Balance of page intentionally left blank]

11.      BUSINESS SEGMENTS

         The Company has identified its major lines of business to be the RV campgrounds, broadcasting and shopping. The results of operations by major lines of business for the three months ended March 31, 1996 are summarized below:

                                       RV
                                   Campgrounds    Broadcasting      Shopping      Corporate        Total
                                   -----------    ------------      --------      ---------        -----
 Sales and revenues                 $  299,802     $   353,160     $   6,987     $         0    $   659,949

 Cost of sales and revenues            173,915         742,510        37,063               0        953,488
                                    ----------     -----------     ---------     -----------    -----------
 Gross margin                          125,887        (389,350)      (30,076)              0       (293,539)

 Operating expenses                    280,772         449,113       738,345         694,613      2,162,843

 Depreciation and amortization          92,419         239,314         8,182               0        339,915
                                    ----------     -----------     ---------     -----------    -----------

 Income (loss) from operations        (247,304)     (1,077,777)     (776,603)       (694,613)    (2,796,297)

 Other items                           (47,260)        (23,098)          (22)       (637,276)      (707,656)
                                    ----------     -----------     ---------     -----------    -----------

 Net income (loss)                  $ (294,564)    $(1,100,875)    $(776,625)    $(1,331,889)   $(3,503,953)
                                    ==========     ===========     =========     ===========    ===========

 Identifiable assets                $6,897,077     $10,052,905     $ 354,887     $ 1,814,330    $19,119,199
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

              Condensed Proforma Combined Statement of Operations
                   For The Three Months Ended March 31, 1995


                                                   EVRO          Channel
                                                Corporation      America
                                   EVRO          01/01/95        01/01/95
                               Corporation        through        through                      Combined
                               As Reported       02/28/95        03/31/95    Adjustments       Totals
                               -----------       --------        --------    -----------       ------
Sales and revenues              $ 252,840       $ 174,224       $ 364,703     $             $   791,767

Cost of sales and revenues        262,585          13,665         642,207                       918,457
                                ---------       ---------       ---------                   -----------

Gross margin                       (9,745)        160,559        (277,504)                     (126,690)

Operating expenses                429,521         197,677         235,088       251,634       1,113,920
                                ---------       ---------       ---------     ---------     -----------
Operating loss of
                                 (439,266)        (37,118)       (512,592)     (251,634)     (1,240,610)
continuing from operations

Other income (expense)            (38,547)       (300,841)       (122,146)      106,436        (355,098)
                                ---------       ---------       ---------     ---------     -----------
Loss from continuing
operations                      $(477,813)      $(337,959)      $(634,738)    $(145,198)    $(1,595,708)
                                =========       =========       =========     =========     ===========



Loss per share from
continuing operations                                                                       $     (0.73)
                                                                                            ===========
Average number of common
shares outstanding                                                                            2,178,726
                                                                                            ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

         The following is a discussion of the Company's results of operations for the three months ended March 31, 1995 and 1996. The Company's net loss increased from $526,000 or $(.64) per share in 1995 to $3,504,000 in 1996 or
$(1.40) per share. The increase is primarily attributable to (1) the loss from operations of $1,101,000 of Channel America for the three months ended March 31, 1996, which was not acquired until October 10, 1995, including amortization of goodwill of $141,000, (2) an increase in the loss from operations of $167,000 of THI (historic EVRO) for three months ended March 31, 1996 as compared to the comparable period of the prior year for which operations of THI were included only for the month March, 1995, including additional amortization of goodwill of $41,000 (this loss was incurred in the business historically operated by EVRO), (3) an increase in the loss from shopping operations of $378,000, (4) an increase in corporate overhead of $695,000, including accounting, legal and financial consulting services and other costs to support the Company's acquisition and financial activities of $559,000, (5) interest and other financing costs $128,000 associated with new corporate borrowings, and (6) costs associated with convertible debenture modifications and defaults of $509,000.

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


         In mid-January, 1996, TSSN initiated the sale of jewelry, gem stones and non-sports collectibles on a limited basis through TSC from a television studio facility located in Altamonte Springs, Florida. The shopping broadcast was limited primarily to satellite only homes. As more fully explained later, the Company temporarily discontinued the shopping operations in mid-March
1996. Revenues from these limited operations were $7,000. Revenues from product sales totaling $177,000, for the three months ended March 31, 1995, reflect sales of sports memorabilia through a contractual arrangement with VIA TV Network located in Knoxville, Tennessee during January and February 1995. The sales volume was largely attributable to cable distribution of the Nostalgia Network.

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


         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long Lived Assets and for Long-

Lived Assets to Be Disposed of," in March, 1995. SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, goodwill related to those assets to be held and used, and for long- lived assets and certain identifiable intangibles to be disposed of . SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's Consolidated Financial Statements.



PLAN OF OPERATION


TSSN

         TSSN is considered to be in the development stage as defined in Financial Accounting Standard No. 7. TSSN is engaged in the development of a television shopping network marketing its products through satellite, television broadcast stations and cable networks.

         In November 1994, TSSN initiated the sale of sports memorabilia on a limited basis (6 to 21 hours per week) through a contractual arrangement with ViaTV Network located in Knoxville, Tennessee. Initially the broadcast was limited to satellite only homes; however, beginning in January 1995, TSSN sales programming was broadcast over the Nostalgia Network for 6 hours per week. While these sales activities confirmed, in management's opinion, the viability of TSSN's programming, the operations were discontinued in late February 1995 until TSSN could independently obtain broadcasting capability and distribution at more favorable economic costs. In January 1996, TSSN initiated the sale of jewelry, gem stones and non-sports collectibles on a limited basis. The shopping broadcast was limited primarily to satellite only homes. In mid-March 1996, the Company temporarily discontinued the shopping program operations at its Altamonte Springs, Florida television studio facility in order to relocate and consolidate its shopping program operations with the operations of Channel America. The Company anticipates that it will operate from facilities located in California, however, the Company has yet to obtain such a facility. Upon the consolidation of the Company's television operations at one studio facility, TSSN will relaunch its shopping programming on Channel America during late evening hours, seven days a week in late 1996.


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

         On November 1, 1995, pursuant to a Stock Purchase Agreement, the Company sold to an accredited investor, 50,000 shares of Series C Preferred for $500,000. The buyer has an option, for a period of six months following the date of issuance, to put the shares back to the Company at a redemption price of $10.00 per share. As security for the agreement by the Company to buy back any shares put to the Company, the Company has pledged all common shares of Channel America owned by the Company and 40 shares of the Company's Series J Convertible Preferred Stock ("Series J Preferred"), representing the equivalent of 2,000,000 common shares upon conversion. In addition, the Company entered into a five- year consulting agreement, as amended, with Southern Resource Management, Inc., of which the investor is president. The amended agreement provides for payments of $100,000 on February 8, 1996; $25,000 on March 15, 1996; and $125,000 each on November 1, 1996, 1997, 1998 and 1999. The Company shall deliver to the consultant, on or before March 15, 1996, either a letter of credit in the amount of $400,000 or a "Satisfaction Payment" of $400,000 in cash. The Company has pledged 60 shares of the Company's Series J Preferred, representing the equivalent of 3,000,000 common shares upon conversion, as security for payment of the Satisfaction Payment of $400,000. In addition, D. Jerry Diamond and Daniel M. Boyar personally guaranteed the obligations of the Company pursuant to the Stock Purchase Agreement and Consulting Agreement. The Company paid to Southern Resource Management, Inc., $100,000 on February 8, 1996 and $190,000 on March 25, 1996. However, the Company has not delivered to Southern Resource Management, Inc., the aforementioned letter of credit or "Satisfaction Payment." Thus, the Company is in default under the terms of the agreement and Southern Resource Management, Inc. may elect to accelerate all of the payments as a result of the default.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS, REPORTS ON FORM 8-K

(A)      EXHIBITS


EXHIBIT #        DESCRIPTION OF DOCUMENT
- ---------        -----------------------
2.01             Seventh Amended Agreement to Stock Purchase Agreement, Agreement of Plan and Merger, and Escrow
                 Agreement by and among Channel America Television Network, Inc., EVRO Corporation and Scolaro, Shulman,
                 Cohen, Lawler & Burstein, P.C. dated June 20, 1996.

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




                                EVRO CORPORATION


Date  August 6, 1996                       By /s/ O. Don Lauher
     -----------------------------           -----------------------------------
                                                  O. Don Lauher
                                                  Chief Financial Officer