Form 10QSB
period 1996-09-30
EVRO CORP
filed 1996-12-10
CIK 33115

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

     (Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended             SEPTEMBER 30, 1996
                                                      ------------------


     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from_____________to__________________


                           Commission File No. 0-7870


                       CHANNEL AMERICA BROADCASTING, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


              Florida                                       59-3229961
   -------------------------------                     -------------------
   (State of 0ther Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                     Identification No.)


              1509 S. FLORIDA AVENUE, LAKELAND, FLORIDA    33803
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (941) 683-6467
--------------------------------------------------------------------------------
                (Issurer's Telephone Number, Including Area Code)


                                EVRO CORPORATION
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last year.)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]            No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 3, 1996, the Company had 15,125,790 shares of Common Stock outstanding, $0.001 par value.

               CHANNEL AMERICA BROADCASTING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

ASSETS
Current Assets:
   Cash                                                            $     30,803
   Notes and other receivables                                          116,615
   Inventories                                                           77,814
   Prepaid expenses                                                     131,395
                                                                   ------------
   Total current assets                                                 356,627

Property, Equipment, and Program Library
   (less accumulated depreciation of $1,023,215)                      4,919,757

Other Assets
   Goodwill (less accumulated amortization of $970,813)              11,091,682
   Other - net                                                        2,695,157
                                                                   ------------

      TOTAL ASSETS                                                 $ 19,063,223
                                                                   ============


LIABILITIES AND STOCKHOLDERS'DEFICIT
Current Liabilities:

   Notes payable and current portion
    of long-term debt                                              $  2,847,926
   Notes payable - related parties                                      251,982
   Convertible debentures                                             6,561,000
   Accounts payable                                                   3,659,720
   Accrued liabilities                                                3,414,610
   Amounts due to affiliates                                            968,163
                                                                   ------------
     Total current liabilities                                       17,703,401

Long-Term Debt:
   Long-term debt                                                       740,576
   Other                                                                543,758
                                                                   ------------
      TOTAL LIABILITIES                                              18,987,735
                                                                   ------------

Minority interest                                                       235,122
                                                                   ------------
Preferred Stock - Series C subject
  repurchase agreement                                                  500,100
                                                                   ------------

Stockholders' Deficit:
  Preferred stock, $0.001 par value,
    25,000,000 shares authorized, 383,881
    shares issued and outstanding with
    liquidation preference value of $19,972,647                     13,174,249
  Common stock, $0.001 par value, 100,000,000
    shares authorized, 2,525,165 shares issued
    and outstanding                                                   6,067,803
  Warrants to purchase common stock                                      37,500
  Accumulated deficit                                               (19,087,348)
                                                                   ------------
                                                                        192,204
Less:
  Unearned compensation                                                (522,981)
  Subscription receivable                                              (115,000)
  Series L preferred stock held by
    subsidiary - 10.6 shares                                           (212,481)
  Common stock held by subsidiary -
    791 shares                                                           (1,476)
                                                                   ------------
      TOTAL STOCKHOLDERS'DEFICIT                                       (659,734)
                                                                   ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $ 19,063,223
                                                                   ============

                 See notes to consolidated financial statements

               CHANNEL AMERICA BROADCASTING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------     -------------------------------

                                                      1996               1995              1996              1995
                                                  ------------       -------------     -----------       -------------
Sales and Revenues
  Rental, memberships and other revenues           $   340,065       $   526,374       $   986,943       $ 1,041,592
  Programming and advertising                          115,456                             799,662
  Product sales                                              0                 0             6,731           176,278
                                                   -----------       -----------       -----------       -----------
                                                       455,521           526,374         1,793,336         1,217,870

Cost of Sales and Revenues                             807,176           257,871         2,725,642           740,016
                                                   -----------       -----------       -----------       -----------

Gross Margin                                          (351,655)          268,503          (932,306)          477,854
                                                   -----------       -----------       -----------       -----------
Operating Expenses:
  Selling, general and administrative                1,663,627           995,641         4,626,455         2,429,306
Management and accounting services                     190,000           190,000           570,000           570,000
Depreciation and amortization                          341,872            85,204         1,023,118           213,609
                                                   -----------       -----------       -----------       -----------
                                                     2,195,499         1,270,845         6,219,373         3,212,915
                                                   -----------       -----------       -----------       -----------


Operating Loss of Continuing Operations             (2,547,154)       (1,002,342)       (7,151,879)      (2,735,061)

Other Income (Expenses)
  Interest expense                                    (440,681)          (25,419)         (890,875)         (112,473)
  Costs associated with convertible debenture
    modifications and defaults                          47,001                            (677,817)
  Other-net                                            933,727            (6,771)          939,384             2,212
                                                   -----------       -----------       -----------       -----------

Net Loss from Continuing Operations                 (2,007,107)       (1,034,532)       (7,781,187)       (2,845,322)

Loss of Discontinued Operations                                          (55,476)                            (88,640)
                                                   -----------       -----------       -----------       -----------
Net Loss                                           $(2,007,107)      $ (1,090,00)      $(7,781,187)      $(2,933,962)
                                                   ===========       ===========       ===========       ===========

Loss per Share Data:
Net Loss from Continuing Operations                $     (0.80)      $     (0.42)      $     (3.12       $     (1.56)

Loss of Discontinued Operations                           --               (0.02)             --               (0.05)
                                                   -----------       -----------       -----------       -----------
Net Loss                                           $      0.80       $     (0.44)      $     (3.12)      $     (1.61)
                                                   ===========       ===========       ===========       ===========

Average Number of Common Shares
  Outstanding                                        2,497,665         2,490,317         2,497,665         1,821,009
                                                   ===========       ===========       ===========       ===========

       See notes to consolidated financial statements


               CHANNEL AMERICA BROADCASTING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,1996
                                   (UNAUDITED)



                                                                                                                         COMMON AND
                                      COMMON STOCK         COMMON                                                         PREFERRED
                                  ---------------------     STOCK     PREFERRED   ACCUMULATED     UNEARNED      NOTES     STOCK HELD
                                  SHARES         $        WARRANTS      STOCK       DEFICIT     COMPENSATION  RECEIVABLE    BY THI
                                  ------     ----------   --------    ---------   -----------  -------------  ---------- -----------
Balance, January 1, 1996         2,497,665   $5,382,476  $           $11,550,958 $(11,306,156)  $(1,504,725)  $ (115,000)  $  (664)

Proceeds from sale of
 preferred stock
  Series C Convertible
   Preferred - 15,000 shares                                             150,000
  Series K Convertible
   Preferred - 17 shares                                                 510,000

Proceeds from sale by creditor
 of common stock held as
 collateral applied against
 outstanding indebtedness                        29,077

Common shares and warrants
 for 2,000,000 common
 shares issued as a loan
 guarardee fee                   3,000,000      656,250     37,500

Series C Convertible
 Preferred issued:
  Pursuant to Program
   Test Agreement with
   Panda America - 7,000
   shares                                                                140,000
 As additional consideration
  pursuant to various
  financing transactions
   - 7,250 shares                                                         29,000
 In settlement of litigation
  - 11,000 shares                                                         44,000

Preferred stock issued for
 services rendered
  Series C Convertible
   Preferred - 5,000 shares                                               20,000
  Series L Convertible
   Preferred - .7 shares                                                  12,187

Series F Convertible Preferred
 Stock issued to acquire the
 minority interest of The
 Sports & Shopping Network,
 Inc. - 28.1418 shares                                                         0

Series J Convertible Preferred
 Stock issued as a penalty
 pursuant to a loan
 guarantee agreement                                                      40,000

Series L Convertible Preferred
 issued in payment of
 facilitator's fee in
 connection with sale of
 Series K Convertible
 Preferred - 1.7 shares                                                   85,000

Series L Convertible Preferred
 Stock issued to American
 Clinical Labs, Inc. ("ACL")
  In settlement of loans and
   advances - 8.44844 shares                                             287,248
  Commitment to put up Company
   common shares held by ACL
   as collateral for Company
   financing - 5 shares                                                   93,375


               CHANNEL AMERICA BROADCASTING, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,1996
                                   (UNAUDITED)

                                                                                                                         COMMON AND
                                 COMMON STOCK           COMMON                                                           PREFERRED
                             ----------------------      STOCK     PREFERRED   ACCUMULATED     UNEARNED        NOTES     STOCK HELD
                              SHARES           $       WARRANTS      STOCK       DEFICIT     COMPENSATION   RECEIVABLE     BY THI
                             ----------    ----------  --------   -----------  ------------  ------------   ----------   ----------
Series L Convertible
 Preferred issued to
 Technology Holdings,
 Inc. pursuant to The
 Sports & Shopping
 Network, Inc.
 acquisition agreement
 date March 14, 1995 -
 10.62404 shares                                                    212,481                                                (212,481)

Purchase of common stock
 by Technology Holdings,
 Inc. - 375 shares                                                                                                             (812)

Stock compensation earned
 during the nine months
 ended September 30, 1996                                                                         981,544

Loss for the nine months
 ended September 30,
 1996                                                                            (7,781,187)

Balance -
 September 30, 1996          ----------    ----------  --------   -----------  ------------  ------------    ----------   ---------
                              5,497,665    $6,067,803  $ 37,500   $13,174,249  $(19,087,343) $   (523,181)   $ (115,000)  $(213,957)
                             ==========    ==========  ========   ===========  ============  ============    ==========   =========

                 See notes to consolidated financial statements


               CHANNEL AMERICA BROADCASTING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                     ---------------------------------------

                                                           1996                     1995
                                                           ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $(7,781,187)            $ (2,933,962)
Adjustments to reconcile net loss to
 net cash utilized by operating
 activities:

  Depreciation and amortization                          1,023,118                  213,609
  Compensation for financial consulting services
   paid in common and preferred stock                      981,744                  404,248
  Issuance of Preferred stock for:
   Pursuant to home shopping test program agreement       140,000
   Pursuant to financing agreements                       122,375
   For services rendered                                   32,187
  Imputed interest related to reverse purchase of
   EVRO Corporation                                                                 17,903
  Settlement of litigation by issuance of common
   and preferred stock                                     44,000                   39,000
  Costs associated with convertible debenture
   modifications or defaults                              677,817
  Amortization of loan costs charged to interest cost     249,799
  Prepaid consulting fees                                  93,750
  Other, net                                               50,160                   35,849
 (Increase) Decrease in current assets                    (61,974)                (120,660)
 Increase in accounts payable and accrued liabilities     585,089                  642,316
                                                       ----------             ------------
  NET CASH USED IN OPERATING ACTIVITIES                (3,843,122)             (1,701,697)
                                                       ----------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of equipment                                  (78,513)                (30,231)
Acquisition of EVRO Corporation                                                  (100,000)
Cash acquired in reverse purchase of EVRO

  Corporation                                                                       2,349

Investment in and loan to America's

  Collectables Network, Inc.                                                     (250,000)

Note receivable                                            10,000                  20,795
Decrease in deposits                                      133,000
Other                                                      11,428                  (4,425)
                                                       ----------             -----------
  Net cash used in investing activities                    75,915                (361,512)
                                                       ----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Convertible debentures                                  2,111,059
Notes payable                                             614,487                 849,784
Repayment of debt                                        (532,421)                (67,330)
Proceeds from sale of preferred and common stock          774,077                 749,985
Recision of preferred stock sale                                0
Working capital advances fromtto affiliates, net          813,464                 643,847
Other                                                     (16,007)                (29,095)
                                                       ----------             ----------
  Net cash provided by financing activities             3,764,659               2,147,221
                                                       ----------             -----------
NET INCREASE (DECREASE) IN CASH                            (2,548)                 84,012
CASH, BEGINNING OF PERIOD                                  33,351                      67
                                                       ----------             -----------
CASH, END OF PERIOD                                    $   30,803             $    84,079
                                                       ==========             ===========
Supplemental Disclosures:
  Interest paid                                        $  183,904             $    58,559
                                                       ==========             ===========

                 See notes to consolidated financial statements

                       CHANNEL AMERICA BROADCASTING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   GENERAL

     On October 11, 1996, the date of the Company's Special Meeting of Shareholders, the shareholders authorized the Company to change its name from EVRO Corporation to Channel America Broadcasting, Inc., ("Channel America" and the "Company"). Accordingly, the Company's Articles of Incorporation were amended on October 14, 1996.

     The financial statements of Channel America and its subsidiaries as of September 30, 1996, and for the nine months ended September 30, 1996 and 1995, are unaudited and in the opinion of management reflect all adjustments necessary for a fair presentation of such data. All such adjustments made were of a normal recurring nature, except as more fully described below. On March 14, 1995, the Company acquired 98.35% of the issued and outstanding common shares of The Sports & Shopping Network, Inc., ("TSSN"), a Florida corporation and on October 10, 1995 acquired Channel America Television Network, Inc., ("CATN"), a Delaware corporation. For financial reporting purposes, the acquisition of TSSN was accounted for as a reverse purchase acquisition under which the companies were recapitalized to include the historical financial information of TSSN and the assets and liabilities of the Company were revalued to reflect the market value of the Company's outstanding shares. As closing occurred on March 14, 1995, the middle of a month, the accounts of TSSN have been consolidated with the Company as of February 28, 1995, a date that lies within the date on which the transaction was initiated and the date of closing. The historical financial statements prior to February 28, 1995, included herein, are those of TSSN. The accounts of CATN have been consolidated with the Company for the nine months ended September 30, 1996. The Company's significant accounting policies are described in the notes to the December 31, 1995 financial statements and there have been no material changes in significant accounting policies from those described therein. Certain amounts for the prior year have been reclassified to conform to the 1996 presentation.

     The consolidated financial statements include the accounts of Channel America and its subsidiaries, Technology Holdings, Inc., a Florida corporation ("THI"), TSSN, The Shopping Connection, Inc., a Florida corporation ("TSC"), and CATN. THI is a holding company with two wholly owned operating subsidiaries, Treasure Rockhound Ranches, Inc., a Texas corporation ("Treasure Rockhound") and Tres Rivers, Inc., a Texas corporation ("Tres Rivers"). TIR has one wholly owned inactive subsidiary, Lintronics Technologies, Inc. ("Lintronics"), whose operations were terminated in 1994. TSSN has two wholly-owned subsidiaries, International Sports Collectibles, Inc. and Microsonics International, Inc., both Florida corporations and an 80% owned subsidiary, Centennial Sports Promotions, Inc., a Missouri corporation. CATN has one wholly-owned subsidiary, Channel America LPTV License Subsidiary, Inc., whose operations were discontinued in 1992.

2.   BASIS OF ACCOUNTING

     The consolidated financial statements have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and, accordingly, no adjustments have been recorded because of this uncertainty. The Company has incurred net losses during 1994 and 1995 and the nine months ended September 30, 1996 of $1,703,000, $7,899,000, and $7,781,000, respectively, which have adversely reduced the Company's liquidity and capital resources. At September 30, 1996, the Company had current assets of $300,000 and current liabilities of $17,703,000 or a working capital deficit of $17,349,000. The Company is currently in default on various notes payable aggregating approximately $1,974,000, certain of its Debentures which have a redemption value of $2,339,000.

     The Company is in default of a note payable to Genesee Cattle Co. in the amount of $258,000 due June 24, 1995 (including accrued interest of $58,000), and consulting fees of $50,000. The note payable is collateralized by all the common stock of the company's subsidiary TSSN. On May 2l,1996, the note holder filed a civil action to collect all monies due in the U.S. District Court for the District of Colorado against the Company, Stephen H. Cohen, a Director, individually, and Daniel M. Boyar, Special Legal Counsel to the Board of Directors, individually, guarantor of the note payable. The Company is also in default of a consulting contract with Southern Resource Management, Inc. regarding the payment of $95,455 in fees. Southern Resource Management, Inc. has elected to accelerate all of the remaining payments as a result of the default. This obligation is collateralized by the personal guarantees of D. Jerry Diamond, a Director, and Daniel M. Boyar.

     On November 7, 1996, the Company's shares of common stock, which traded under the symbol "CATV", were delisted from the Nasdaq SmallCap Market. The Nasdaq Stock Market, Inc. ('Nasdaq") stated that the action was taken as a result of the Company's failure to meet the capital and surplus requirement as stated in Marketplace Rule 4310(c)(03). The Nasdaq Listing Qualifications
Panel ("Qualifications Panel") detemined that the Company could not sustain long term compliance with the capital and surplus criterion for continued inclusion. This determination was made irrespective of the Qualifications Panel findings that the Company's capital and surplus, as of October 3 1, 1996, was approximately $3,261,000 as shown on a Proforma Balance Sheet filed by the Company as an exhibit to Form 8-K filed on November 4, 1996 and that the Company achieved technical compliance with the $1,000,000 minimum capital and surplus requirement. As shown on the proforma balance sheet set forth in Note 14 - Subsequent Events, the Company's capital and surplus as of November 30, 1996 is $4,197,554, after providing for an estimated reduction of Stockholders' Equity resulting from an additional loss from operations for the two months ended November 30, 1996 of $1,450,000.

     The Company has filed an appeal with Nasdaq concerning these findings. The Company has been advised that the Review Committee will issue its decision subsequent to the meeting of the NASD Board of Governors which is currently scheduled for January 27, 1997.

     On October 24, 1996, the Company was advised by Nasdaq that the Company's shares of common stock have failed to maintain a closing inside bid price greater than or equal to $1.00. To be eligible for continued listing, the Company's shares of common stock must maintain a minimum bid price of $1.00 or, as an alternative if the bid price is less than $ 1.00, maintain capital and surplus of $2,000,000 and a market value of the public float of $1,000,000. The Company has a ninety day period or until January 24, 1997 to demonstrate compliance with the minimum $1.00 bid price or the alternative requirement. The Board of Directors is currently evaluating its alternatives in resolving this compliance issue including giving consideration of a reverse stock split.

      On October 11, 1996, the date of the Company's Special Meeting of Shareholders, the shareholders approved an increase in the Company's shares of authorized common stock from 2,500,000 to 100,000,000 shares with a par value of $.OO1 per share. Given the current bid price of the Company's shares of common stock, the Company does not have a sufficient number of authorized shares of common stock to convert its outstanding convertible debenture and preferred stock. On Tuesday, December 3, 1996, the closing bid price of the Company's shares of common stock was $0.10. The Company estimates that if it converted all of its outstanding convertible debentures and preferred stock at a closing bid price of the Company's shares of common stock of $0.10, the Company would be required to issue in excess of 300,000,000 shares of common stock. The has only 100,000,000 authorized shares of common stock. Accordingly, the Company must negotiate agreements with its major creditors and preferred and common stockholders which agreements could be tantamount to a plan of reorganization. If the Company is not successful in negotiating such agreements, then the only alternative may be to seek protection under the laws of the United States Bankruptcy Code.

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

     The Company's current business focus is to develop and expand its home shopping and entertainment business. CATN will reinstate its entertainment broadcasting once it receives sufficient capital to do so. With the reinstatement of CATN's entertainment broadcasting, the Company intends to initially commence broadcasting the programming of TSSN, 6 hours per day, seven days per week on CATN. Thereafter, the Company anticipates expanding such programming to 12 hours per day, seven days per week. The Company plans to attain future profitable operations by developing and/or expanding (1) sources of supply of products that it will sell at retail; (2) the ability to acquire and/or produce and broadcast television shopping and entertainment programming; and (3) a distribution network for such programming.


3.    ACCOUNTING FOR ACQUISITION OF THE SPORTS & SHOPPING NETWORK, INC.

     On March 14, 1995, the Company acquired 98.35% of the issued and outstanding common shares of TSSN from The Stellar Companies, Inc. ("Stellar") pursuant to the "TSSN Acquisition Agreement". For financial reporting purposes, the acquisition of TSSN was accounted for as a reverse purchase acquisition under which the companies were recapitalized to include the historical financial information of TSSN and the assets and liabilities of the Company were revalued to reflect the market value of the Company's outstanding shares. As closing occurred in the middle of a month on March 14, 1995, the transaction has been recorded as of February 28, 1995, a date that lies within the date on which the transaction was initiated and the date of closing. Accordingly, the financial statements for the nine months ended September 30, 1995 reflect the operations of TSSN for the nine months ended September 30, 1995 and the operations of Channel America (historic EVRO Corporation) for the period March 1, 1995 through September 30, 1995. The cost of acquisition and net income for the period from February 28, 1995 to March 14, 1995 have been reduced by imputed interest of $17,903 using a 10% annual rate of interest.

     The calculations of loss per share for the three months and nine months ended September 30, 1995 were based on the weighted average number of shares as follows: (a) for the period January 1, 1995 through March 14, 1995, the number of common shares (500,000 shares) to be issued to The Stellar Companies, Inc., ("Stellar"), the seller of TSSN, and (b) for the period from March 14, 1995 through September 30, 1995, the actual number of Channel America shares outstanding.

4.    ACQUISITION OF CHANNEL AMERICA TELEVISION NETWORK, INC.

     During 1995, the Company executed agreements with CATN, for the acquisition of 100% of the issued and outstanding shares of the common stock of CATN for a purchase price of $7,000,000, comprised of cash of $1,000,000 and $6,000,000 of the Company's Series H Convertible Preferred Stock ("Series H Preferred"). The cash portion of the purchase price, $600,000, was paid as of March 31, 1996 and $400,000 was paid by a promissory note bearing interest of 8% per annum, which is due and payable April 7, 1996. Accrued interest on the promissory note was $31,174 as of September 30, 1996. The note has been extended from time to time to August 15, 1996 in exchange for the Company's agreement to issue to CATN an additional 200,000 shares of common stock or its equivalent in preferred stock, together with $50,000 in cash. The note has been further extended to October 15, 1996 in consideration of Company's agreement to waive the condition, precedent to the closing of the purchase of the

49% minority interest of CATN, that required the conversion of an aggregate of 90% of CATN's notes payable and preferred stock into restricted shares of CATN's common stock. However, in no event shall the conversion of CATN's notes payable and preferred stock into restricted shares of CATN's common stock be less than an aggregate of 75%. The Company is currently in default of the note and is negotiating with CATN to further extend the maturity date of the note. The Company believes that CATN will extend the maturity date of the note as CATN has previously granted numerous extensions.

     As of September 30, 1996, the Company has made working capital advances to CATN of $1,834,700 and has issued 7,000 shares of Series C Convertible Preferred Stock ("Series C Preferred") and .2 shares of Series L Convertible Preferred Stock ("Series L Preferred), having an aggregate value of $142,187, pursuant to transactions completed on behalf of CATN. CATN is obligated to repay the advances on demand.

     On October 10, 1995, CATN issued 27,500,000 shares of its common stock to the Company for the $1,000,000 of the purchase price. The 27,500,000 shares of CATN common stock will represent at least 51% of the issued and outstanding shares of CATN when it completes the conversion of the outstanding notes payable and preferred stock into common stock as described below.

     The Company issued into escrow $6,000,000 (48,000 shares) of its Series H Preferred for the remaining 49% of the common shares of CATN. Under the terms of the agreements, as amended, between the companies, the Series H Preferred is convertible into a maximum of 3,000,000 shares of the Company's common stock, unless the market price of such common shares was less than $2.00 per share as of December 31, 1995. If the market price of the Company's common stock was less than $2.00 per share at December 31, 1995, then the number of common shares would be increased to attain the ascribed value of $6,000,000. At December 31, 1995, the average of the closing bid and ask prices for the Company's common stock was $1.5938. Accordingly, the Company shall issue, upon conversion of the Series H Preferred, 3,764,588 shares of the Company's common stock to the minority shareholders of CATN. The Series H Preferred will be held in escrow, pending (1) the conversion of an aggregate of 75% of CATN's notes payable and preferred stock (which totaled $7,690,000 as of June 30, 1995) into shares of CATN's common stock; (2) the Company increasing the number of its authorized shares of common stock; and (3) the Company registering the shares of common stock underlying the Series H Preferred with the Securities and Exchange Commission. The acquisition of the remaining 49% minority interest of CATN in exchange of the Company's common stock is not contingent upon the full payment of the $400,000 promissory note discussed above.

     The conversion of CATN's note and preferred stock holders into shares of CATN's common stock was a significant consideration in the Company's decision to acquire CATN. Before the closing of the agreements on October 10, 1995, CATN provided to the Company written acceptances from note and preferred stock holders whereby the holders accepted the Conversion Plan to convert their notes and preferred stock into CATN's common stock. The written acceptances represented in excess of 80% of the total notes payable and preferred stock outstanding as of June 30, 1995. As of September 30, 1996, note and preferred stock holders aggregating $4,764,000, or 62% of the notes payable and preferred stock outstanding as of June 30, 1995, have been converted into shares of CATN's common stock. In addition, note and preferred stock holders aggregating $1,627,000, or 21% of the notes payable and preferred stock outstanding as of June 30, 1995, have committed, but have not yet converted into additional shares of CATN's common stock. The Company recorded the conversion of both groups of debt and equity holders as if their conversion had occurred on October 1, 1995.


5.   CONVERTIBLE DEBENTURES

     As of December 31, 1995, the Company had issued $1,000,000 of 8.5% Convertible Debentures due October 31, 2000 and $500,000 of 9.5% Convertible Debentures due November 27, 2000. During January and February, 1996, the Company issued an additional $3,040,000 of 8.5% Convertible Debentures of which $1,890,000 are due January 31, 1998 and $1,150,000 are due on October 31, 2000
(collectively referred to as the "Original Debentures"). In July, 1996, the Company issued a $200,000 10.25% Convertible Debenture due July 2, 2001 (the "10.25% Debenture). The Debentures were issued to individuals and corporations located outside of the United States. The holders of the Original Debentures are entitled, at their option, at any time commencing 41 days after issuance to convert any or all of the original principal amounts of the Debenture into shares of common stock of the Company, at a conversion price per share equal to 50%-70% of the "Market Price" of the Company's common stock. "Market Price" is defined as the average closing bid price for the five business days immediately preceding the conversion date or immediately preceding the debenture subscription date, whichever is lower.

     The Original Debentures, as amended, provide that a penalty of 30% to 50% of the face value of the Debentures be added to principal in the event that the Company does not obtain shareholder authorization to increase its authorized shares of common stock necessary to satisfy the Company's conversion obligation under the Original Debentures by certain dates. The Company did not obtain authorization for the issuance of this common stock on a timely basis and accordingly recorded the additional principal due on the Original Debentures.

     The Original Debentures provide that in the event authorization for issuance of the Common Stock is not obtained before 75 or 90 days from date of issue, the Company is required to redeem the Original Debentures at an amount equal to the value of the common stock into which the Original Debentures would have been convertible at the date of redemption. As of September 30, 1996, all Original Debentures were in default as authorization for issuance of the Common Stock was not obtained until October 11, 1996, the date of the Company's Special Meeting of Shareholders. Subsequent to the Company's Special Meeting of Shareholders, the Company agreed to amend the Original Debentures to provide for a penalty of 30% to 50% of the face value of the Original Debentures in exchange for a waiver of the mandatory redemption rights. During October 1996, all Original Debenture holders except for two holders with Original

Debentures aggregating adjusted principal of $1,420,000 agreed to waive the mandatory redemption rights and converted their debentures into common and/or Series B Convertible Preferred Stock ("Series B Preferred") as follows:

                                                   CONVERTED     BALANCE NOT
                                    CONVERTED    INTO SERIES B    CONVERTED
                                   INTO COMMON    PREFERRED         AS OF
                                      STOCK         STOCK         10/31/96
                                   -----------   -------------   -----------
  Adjusted principal               $  784,000     $4,157,000     $1,420,000

  Accrued interest                     49,297        297,182        106,968
                                   ----------     ----------     ----------
  Total indebtedness               $  833,297        4454182     $1,526,968
                                   ==========     ==========     ==========

  Number of shares issued
  upon conversion                   2,404,914       445,4182

The Company continues to work with the remaining two Original Debenture holders to convert these debentures into the Company's equity. Accordingly, no adjustment has been made to adjust the liability from the face value of the Debentures, including extension penalties, as amended, to their common stock equivalent value. The common stock equivalent value of the Original Debentures as of September 30, 1996 aggregated $9,070,000.

     Costs associated with convertible debenture modifications were comprised of
(1) additional principal of $304,000 pursuant to the original terms of the Debentures, and (2) additional principal of $374,000 resulting from agreements to extend mandatory redemption dates.

     The 10.25% Debenture is convertible into Company's common stock at a conversion price per share equal to the lesser of 20% of the Market Price of the Company's common stock or $.286 per share. The 10.25% Debenture has as collateral 2,750,000 shares of CATN's common stock.


                   [Balance of page intentionally left blank]

6.   NOTES PAYABLE

     Notes and mortgage notes payable, as of September 30, 1996, are comprised of the following:

                                                     RELATED
                                                     PARTIES         OTHER
                                                     -------         -----

Note payable to a company at 10% per annum
interest, due December 5, 1995, having as
collateral TSSN common stock                         $            $  200,000

Note payable to an individual at 13% per
annum interest, interest only payable
monthly, due August 26, 1998                                         650,000

Mortgage payables to banks and individuals
(7) at 10-10.52% per annum interest,
payable in monthly installments including
interest aggregating $28,600, due
February, 1998 through 2001, having as
collateral land, buildings, and equipment
located at the Company's RV campgrounds, and
stock of Treasure Rockhound                                        1,769,243

Note payable to an individual at 15% per
annum interest, due May 31, 1996, as
extended, having as collateral 26,000 shares
of Series C Preferred                                                200,000

Notes payable to banks at 11-14% per annum
interest, payable in monthly installments
including interest aggregating $5,045, due
February, 1998 through August, 2000, having
as collateral equipment located at the RV
campgrounds                                                           19,577

Notes payable to former supplier,
non-interest bearing                                                  16,667

Various notes payable (7) at 10-12% per annum
interest, due prior to September 30, 1996                            125,188

Note payable to a corporation at 7% per annum
interest, due December 31, 1995, as extended,
without collateral                                   30,000

Debt of CATN:

  Senior convertible debentures payable at
  10% per annum interest, principal and
  interest due March 31, 1995 having as
  collateral all tangible and intangible
  assets of CATN                                      5,000

  Subordinated notes payable at 10% per
  annum interest, due December 31, 2000              196,925         295,219

  Fixed rate notes payable at 10% per
  annum, due August 31, 1996, having as
  collateral certain broadcast stations and
  construction permits owned by CATN                  20,157          48,498

  Five year notes payable at 10% per annum                           230,118

  Two year notes payable at 10% per annum
  interest, due 1995 and 1996                                         30,000

  Fixed rate note payable on demand at 15%
  interest per annum                                                   3,992
                                                   ---------      ----------

Total notes and mortgage payables                    251,982       3,588,502

Less current portion                                 251,982       2,847,926
                                                   ---------      ----------

Long term notes and mortgages                      $       0      $  740,576
                                                   =========      ==========

     On August 26, 1996, the Company borrowed $650,000 from an individual. The promissory balloon note bears interest at the rate of 13% per annum, interest only payable monthly, with the principal due August 26, 1998. The note is secured by certain real estate pursuant to a Letter of Agreement with E. Carl Anderson, Jr. ("Mr. Anderson") dated August 26, 1996. Pursuant to the Letter of Agreement, a loan guarantee fee of $100,682 was paid to Mr. Anderson at the time of closing. Further, the Company granted Mr. Anderson, 3,000,000 shares of restricted common stock to be issued immediately following the Company obtaining shareholder approval to increase its authorized common stock, together with warrants for 2,000,000 common shares exercisable at $ 1.00 per share as a fee for providing the guarantee. The warrants are exercisable for a period ending the later of three years or two years from the date that the Company registers the underlying common shares for sale to the public. The value of the common shares granted ($693,750) was determined based on the average of the closing bid and ask prices of the Company's common stock on the date of the Letter of Agreement, discounted to reflect stock restrictions. The value of the warrants ($37,500) was determined by subtracting the exercise price from the value of the underlying common shares determined in the same manner as for the common shares granted. The value of the common shares granted and warrants issued were recorded as deferred loan costs, together with the loan guarantee fee ($100,682) and other loan fees and related closing costs of $44,902 paid at closing. The deferred loan costs are being amortized over the life of the loan.

     The loan guarantee has collateral of 100 shares of the Company's Series J Preferred (which are convertible into 5,000,000 common shares) and 27,500,000 shares of CATN, representing the Company's 51% interest in CATN. Further, the Company has pledged its rights to receive those shares of CATN regarding the remaining 49% interest in CATN. In the event the Company does not repay the loan by November 24, 1996, the Company shall pay Mr. Anderson 40 shares of the Series J Preferred held as collateral as a penalty. The Company failed to repay the loan by November 24, 1996, and accordingly, ownership of the 40 shares of Series J Preferred shall be transferred to Mr. Anderson. The remaining 60 shares of Series J Preferred will continue to be held by Mr. Anderson as collateral to the guarantee and pursuant to a Put Agreement relating to certain shares of Series C Preferred previously purchased by Mr. Anderson (See Note 7 - Commitments, Contingencies and Litigation). In addition, D. Jerry Diamond and Daniel M. Boyar personally guaranteed the obligations of the Company pursuant to the Letter of Agreement and Guarantee Agreement. The value of the Series J Preferred to be paid as a penalty shall be determined based on the average of the closing bid and ask prices of the Company's common stock on November 24, 1996, discounted to reflect stock restrictions. The value of 40 shares of Series J Prefeffed to be paid as a penalty is estimated to be $40,000 which has been recorded as of September 30, 1996 with a corresponding charge to operations.

     The Company has agreed to register as soon as practicable, in its first registration statement to be filed with the Securities and Exchange Commission, one half of the shares owned by Mr. Anderson and one half of the shares underlying the outstanding warrants, and maintain an effective registration statement for a period of two years.

     On April 10, 1995, the Company borrowed $550,000 from Genesee Cattle Company ("Genesee"). The promissory note bears interest at the rate of 10% per annum. The note was originally due and payable on June 24, 1995. Genesee agreed to extend the term of the note until December 5, 1995. As of September 30, 1996, the Company has paid $350,000 of principal on the note leaving a balance of $200,000 plus accrued interest of $58,000. The note is currently in default. The note has as collateral all of the common stock of TSSN held by the Company. The note is also personally guaranteed by Daniel M. Boyar, Special Legal Counsel to the Board of Directors. In addition, the Company entered into a consulting agreement with Genesee for financial public relations and promotion services. Under the terms of this agreement, as amended, the Company was required to pay the consulting fees of $50,000 on December 5, 1995. The Company is in default on payment under this agreement. On May 21, 1996, the note holder filed a civil action in the U.S. District Court seeking collection of the note and consulting fees (See Note 7 - Commitments, Contingencies and Litigation).

     On December 2, 1994, the Company borrowed $200,000 from an individual. The promissory note provides for interest at the rate of 15% per annum. The note was originally due and payable on June 5, 1995. The individual agreed to various extensions and presently the note has been verbally extended and is payable on demand. The note has as collateral 26,000 shares of the Company's Series C Preferred.

     As of November 25, 1996, the Company is in default on an unsecured note aggregating $16,667, two mortgage notes payable aggregating $432,573 having as collateral the Treasure Rockhound RV Campgrounds and the stock of Treasure Rockhound, a mortgage note payable aggregating $232,419 having as collateral a mobile home park, and two mortgage notes payable aggregating $693,209 having as collateral the Tres Rivers RV Campground. On October 23, 1996, the holder of the two mortgage notes payable secured by Tres Rivers RV Campground notified the Company of acceleration of debt and has threatened to file a lawsuit against Tres Rivers, the borrower, and the Company and Treasure Rockhound, as guarantors, seeking the amounts due plus attorney's fees and court costs (See
Note 7 - Commitments, Contingencies and Litigation).

     CATN is in default of its long-term debt and, accordingly, the entire amount has been classified as current liabilities. As more fully described in
Note 4 - Acquisition of Channel America Television Network, Inc., the conversion of CATN's note and preferred stock holders into shares of CATN's common stock was a determinative item in the Company's decision to acquire CATN. The following debt of CATN was outstanding as of September 30, 1996, for which the holders had accepted the Conversion Plan to convert their notes into Channel America's common stock. The debt was considered to have been converted in the recording of the acquisition of CATN.

                                                         RELATED
                                                         PARTIES        OTHER
                                                         -------        -----

Senior convertible debentures payable at
5% per annum interest, principal and interest
due September 30, 1996 having as collateral
all tangible and intangible assets of CATN               $ 62,500     $

Senior convertible debentures payable at 10%
per annum interest, principal and interest due
March 31, 1995 having as collateral all tangible
and intangible assets of CATN                              50,000

Subordinated notes payable at 10% per annum
interest, due December 31, 2000                           320,770      275,458

Fixed rate notes payable at 1O% per annum, due
August 3 1, 1996, having as collateral certain
broadcast stations and construction permits
owned by CATN collateral                                   80,754       18,424

Five year notes payable at I 0% per annum interest,
due 1995 to 2000                                                        78,360

Two year notes payable at 10% per annum interest,
due 1995 and 1996                                         408,906
                                                         --------     --------
Total notes payable                                      $922,930     $372,242
                                                         ========     ========

   According to the Conversion Plan, the total notes payable of $1,295,172 summarized above, together with accrued interest of $255,302, convert into 2,826,707 shares of common stock of CATN.


      Maturities of long term debt over the next five years are as follows:

                  YEAR ENDED
                  SEPTEMBER 3.0                    AMOUNT
                  -------------                    ------

                      1997                       $3,099,908
                      1998                           59,055
                      1999                          675,483
                      2000                            6,038
                      2001 and thereafter        ----------
                                                 $3,840,484
                                                 ==========

7.    COMMITMENTS, CONTINGENCIES AND LITIGATION

      An agreement with Mr. Dale A. Fullerton, a former Chairman of the Board, President and the largest shareholder of the Company, provides that Mr. Fullerton has the right, but not the obligation, to sell 5,000 shares of the Company's common stock (100,000 shares before the reverse stock split of January
1995) to the Company over a 120 month period beginning in August, 1994 for an aggregate of $456,032. The discounted difference between the repurchase price of the stock and the current value of the Company's common stock is included in accrued liabilities ($23,548) and other debt ($223,647).

     On November 1, 1995, pursuant to a Stock Purchase Agreement, the Company sold to Carl Anderson, an accredited investor, 50,000 shares of Series C Preferred for $500,000. The buyer has an option at any time prior to January 28, 1997, as amended, to put the shares back to the Company at a redemption price of $10.00 per share (the "Put Agreement"). As security for the agreement by the Company to buy back any shares put to the Company, the Company has pledged all common shares of CATN owned by the Company and, as modified, 60 shares of The Company's Series J Preferred, representing the equivalent of 3,000,000 common shares upon conversion. In addition, the Company entered into a five-year consulting agreement, as amended, with Southern Resource Management, Inc., of which the Mr. Anderson is president. The amended agreement provides for payments of $100,000 on February 8, 199;- $25,000 on March 15, 1996; and $125,000 each on
November 1, 1996, 1997, 1998 and 1999. The Company shall deliver to the consultant, on or before March 15, 1996, either a letter of credit in the amount of $400,000 or a "Satisfaction Payment" of $400,000 in cash. D. Jerry Diamond and Daniel M. Boyar personally guaranteed the obligations of the Company pursuant to the Stock Purchase Agreement and Consulting Agreement. As of September 30, 1996, the Company has paid $529,545 to Southern Resource Management, Inc. However, the Company did not deliver to Southern Resource Management, Inc., the aforementioned letter of credit or "Satisfaction Payment" on a timely basis. Thus, the Company is in default under the terms of the agreement and Southern Resource Management, Inc. has elected to accelerate all of the remaining payments as a result of the default ($95,455).

      The Company has agreed to rescind the sale of 42,000 shares of Series C Preferred, sold on May 31, 1995, at its sales price of $420,000 plus interest of $30,000. The recision was made due to the Company's inability to obtain an increase in its authorized common shares on a timely basis. As of September 30, 1996, the Company has repaid $250,000 of the purchase price. For financial statement purposes, the remaining liability of $200,000, including accrued interest, has been included in accrued liabilities.

      The Company is in default of a $550,000 note payable to Genesee Cattle Co. due December 5, 1995, as amended. As of September 30, 1996, the Company has repaid $350,000 of principal of the note, leaving a balance due of $258,000 including accrued interest of $58,000. In addition, the Company owes to Genesee Cattle Co. consulting fees of $50,000. The note has as collateral all of the common stock of TSSN held by the Company, On May 21, 1996, Bryan K.

 Foster doing business as Genesee Cattle Co. filed a civil action in the U.S. District Court for the District of Colorado against the Company, Daniel M. Boyar, the Special Legal Counsel to the Board of Directors, individually, guarantor of the note payable, and Stephen H. Cohen, a Director of the Company, individually. The action seeks repayment of all monies due. The plaintiff alleges fraud by Boyar and Cohen in the inducement of the loan and forbearance from bringing suit. The defendants deny the allegations and will vigorously defend the charges. In addition, the action alleges that 50,000 shares of Series C Preferred issued to Genesee Cattle Co. will have, upon conversion into common stock, a market price less than $1,000,000 in value as promised by the Company. The Company believes that the Series C Preferred issued fulfills the stock obligation to Genesee Cattle Co. in full.

     On October 23, 1996, the holders of the two mortgage notes payable aggregating $693,209 secured by Tres Rivers RV Campground notified the Company of acceleration of debt, thereby demanding payment of the debt in full, including interest at the default rate of 1.8% per annum. Further, the holders have threatened to file a lawsuit against Tres Rivers, the borrower, and the Company and Treasure Rockhound, as guarantors, seeking the amounts due plus attorney's fees and court costs.

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

     On June 25, 1996, Prostar, Inc. filed a Petition against Channel America and its wholly owned subsidiary the Shopping Connection, Inc. in the District Court of Ft. Bend County, Texas seeking payment of $159,356.25 for transponder services rendered, together with interest, attorney's fees and related costs. This liability has been recorded and is included in accounts payable.

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

8.    MINORITY INTEREST

      Minority interest represents the par value and paid in capital of the unconverted preferred stock of CATN, together with accrued dividends of $22,973. The preferred stock provides for payment of annual dividends in the amount of six percent (6%) per annum through December 31, 1996, and seventeen percent (17%) per annum thereafter. The preferred stock is redeemable by CATN, at its option, at any time at a redemption price of 105% of its par value, provided that the subordinated notes payable due December 31, 2000 have been fully paid. Upon failure of CATN to pay two consecutive dividends, the holders of the preferred stock have the right to gain control of the Board of Directors of CATN and convert their shares of preferred stock into an aggregate of fifty percent (50%) of the Company's outstanding common stock. As of September 30, 1996, CATN has failed to pay the 1995 dividend which aggregates approximately $13,000 for the unconverted preferred stock.

     As more fully described in Note 4 - Acquisition of Channel America Television Network, Inc., the conversion of an aggregate of ninety percent (90%) of CATN's notes payable and preferred stock into shares of CATN's common stock was a significant consideration in the Company's decision to acquire CATN. As of September 30, 1996, 21,879 shares of preferred stock were outstanding ($218,790) for which the holders had accepted the Conversion Plan to convert their preferred stock into Channel's America's common stock and were eliminated in the recording of the acquisition of CATN.

9.   COMMON AND PREFERRED STOCK

     COMMON STOCK - On October 11, 1996, the date of the Company's Special Meeting of Shareholders, the shareholders approved an increase in the Company's shares of authorized common stock from 2,500,000 to 100,000,000 shares with a par value of $.OO1 per share. As of September 30, 1996, 5,497,665 shares of common stock were issued and outstanding, as adjusted. On August 23, 1996, a creditor sold 27,500 shares of the Company's common stock previously held as collateral. The net cash proceeds of $29,077 resulting from the sale were applied against the outstanding indebtedness. As of September 30, 1996, Technology Holdings, Inc. held 666 shares of the Company's common stock.

     On July 24, 1996, in connection with a $25,000 bridge loan, the Company granted warrants for 25,000 shares of common stock exercisable at $1.00 per share. The Company shall register the underlying common shares for sale to the public. The warrants lapse on July 23, 1999.

     On August 26, 1996, in connection with a loan guarantee provided by Mr. Anderson, the Company granted Mr. Anderson 3,000,000 shares of restricted common stock to be issued immediately following the Company obtaining shareholder approval to increase its authorized common stock, together with warrants for 2,000,000 common shares exercisable at $ 1.00 per share as a fee for providing the guarantee. The warrants are exercisable for a period ending the later of three years or two years from the date that the Company registers the underlying common shares for sale to the public.
The value of the common shares granted ($693,750) was determined based on the average of the closing bid and ask prices of the Company's common stock on the date of the Letter of Agreement, discounted to reflect stock restrictions. The value of the warrants ($37,500) was determined by subtracting the exercise price from the value of the underlying common shares determined in the same manner as for the common shares granted (See Note 6 - Notes Payable). The 3,000,000 shares of restricted common stock and warrants for 2,000,000 common shares issued to Mr. Anderson as a fee for providing the loan guarantee were recorded as issued and outstanding as of September 30, 1996. The Company has agreed to register as soon as practicable, in its first registration statement to be filed with the Securities and Exchange Commission, one half of the shares owned by Mr.
Anderson and one half of the shares underlying the outstanding warrants, and maintain an effective registration statement for a period of two years.

     PREFERRED STOCK - On October 11, 1996, the date of the Company's Special Meeting of Shareholders, the shareholders approved an increase in the Company's shares of authorized common stock from 1,250,000 to 25,000,000 shares with a par value of $0.001 per share. As of September 30, 1996, the following series of preferred stock were authorized and outstanding.

                                                                  LIQUIDATION
                                                     RECORDED      PREFERENCE
                                                      VALUE          VALUE
                                                     --------     -----------
  Series A Preferred Stock ("Series A
  Preferred"), $0.001 par value, $50,000
  stated value, 100 shares authorized,
  no shares issued or outstanding                  $        0      $        0

  Series B Preferred, $0.001 par value,
  $10,000 stated value, 1,000 shares
  authorized, no shares issued or outstanding               0               0

  Series C Preferred, $0.001 par value, $10
  stated value, 500,000 shares authorized,
  240,650 shares issued and outstanding
  including 26,000 shares as collateral             2,009,585       2,406,500

  Series D Convertible Preferred Stock
  ("Series D Preferred'), $0.001 par value,
  17,000 shares authorized and 16,984.9 shares
  issued and outstanding                            4,084,153       3,784,296

  Series E Convertible Preferred Stock
  ("Series E Preferred"), $0.001 par value,
  30,000 shares authorized, issued and
  outstanding                                          30,000          30,000

  Series F Convertible Preferred Stock
  ("Series F Preferred'), $0.001 par value,
  1,680 shares authorized, 1,352.5912 shares
  issued and outstanding                              171,300           1,352

  Series H Preferred, $0.001 par value,
  100,000 shares authorized, 48,000 shares
  issued and outstanding                            6,000,000       6,000,000

  Series I Convertible Preferred Stock
  ("Series I Preferred'), $0.001 par value,
  7,000 shares authorized, 6,750 shares
  issued and outstanding                              440,943       1,096,875

  Series J Preferred, $0.001 par value, 100
  shares authorized, issued and outstanding
  including 60 shares as collateral                    40,000       5,000,000

  Series K Convertible Preferred Stock
  ("Series K Preferred"), $0.001 par value,
  100 shares authorized, 17 shares issued
  or outstanding                                      510,000         850,000

  Series L Preferred, $0.001 par value,
  100 shares authorized, 26.47248 shares
  issued or outstanding                               690,291       1,323,624

  Series M Convertible Preferred Stock
  ("Series M Preferred'), $0.001 par value,
  40,000 shares authorized, issued and
  outstanding including 25,000 shares as
  collateral                                           74,062         400,000
                                                   ----------      ----------

  Total Preferred Stock, 697,080 shares
  designated; 338,880.96368 shares of
  designated series issued and outstanding
  including 51,060 shares as collateral
                                                   14,050,334      20,892,647

  Less Series C Preferred:
   Shares subject to agreement to rescind
   sale thereof (42,000 shares)                      (375,985)       (420,000)
   Shares subject to repurchase agreement
   (50,000 shares)                                   (500,100)       (500,000)
                                                  -----------     -----------
Adjusted Preferred Stock                          $13,174,249     $19,972,647
                                                  ===========     ===========


  Series A 10% Convertible Preferred Stock was canceled by the Board of Directors during 1996. Series B 8% Preferred Stock was canceled by the Board of Directors during 1995. Series G Preferred Stock has not been designated nor issued. Series A Preferred and Series B Preferred, were designated by the Board of Directors, but, no shares of these series of preferred stock were issued until after September 30, 1996. A description of rights and preferences of each series of preferred stock is included in the Notes to the Consolidated Financial Statements for the year ended December 31, 1995 set forth in the Company's 1995 Form 10-KSB except as set forth below.

  In January 1996, the Company sold 15,000 shares of Series C Preferred to an accredited investor for $150,000. On September 6, 1996, the Company entered into a Program Test Agreement to broadcast home shopping programming produced by Panda America over the CATN network. Pursuant to the Agreement, the Company issued 7,000 shares of Series C Preferred ($140,000) to Panda America. In addition, during the nine months ended September 30, 1996, the Company issued the following shares of Series C Preferred:


                       [Balance of page intentionally left blank]

                                                   NUMBER OF       VALUE OF
  Series C Preferred issued:                     SHARES ISSUED   SHARES ISSUED
                                                 -------------   -------------

  As additional consideration pursuant to
  various financing agreements                      7,250           $29,000

  In settlement of litigation                      29,000            44,000

  For services rendered on behalf of
  the Company                                       5,000            20,000


The value of the Series C Preferred shares issued for other the sale was determined based on the value of the Company's common stock to be issued upon conversion, discounted to reflect stock restrictions.

     In November 1996, the Company sold 20,000 shares of Series C Preferred to an accredited investor outside the United States for $160,000, net of sales and closing costs of $60,000 paid and/or accrued at the time of closing.

     On January 15, 1996, the Company issued 28.1418 shares of Series F Preferred in exchange for the remaining 1.65% of TSSN's issued and outstanding shares of common stock held by the minority shareholders. No value was assigned to the shares issued to acquire the minority interest as the book value of the net assets of TSSN was negative as of the date of purchase.

     SERIES A CONVERTIBLE PREFERRED STOCK - The Board of Directors established this series with 100 shares authorized, $0.001 par value, and $50,000 stated value. This series was intended to be sold to accredited investors through private placements. In October 1996, the Company sold I I shares of Series A Preferred to an accredited investor located outside the United States for $440,000, net of sales and closing costs of $1 10,000 paid and/or accrued at time of closing.

     The Series A Preferred has no voting rights except as provided by operation of law and is not redeemable. As long as the Series A Preferred is outstanding, the Company cannot without the affirmative vote or the written consent as provided by law of 80% of the holders of the outstanding shares, voting as a class, change the preferences, rights or limitations with respect to the Series A Preferred in any material respect prejudicial to the holders thereof, or increase the authorized number of shares of such Series.

     Each holder of Series A Preferred shall have the right, at his option, at any time commencing 40 days after date of issuance, to convert each share into fully paid and nonassessable shares of the Company's common stock at a conversion price equal to the lessor of 50% of the common stock's market value or $.75 per common share. The Shares being converted shall be multiplied by 50,000 before determining the common shares to be received.

 Market value is defined to be the lower of the average closing bid price per share of the Company's common stock for the five business days prior to conversion date or the average closing bid price per share of the Company's common stock for the five business days prior to subscription by the holder.

      On or after June 30, 1997, the holder may, at its option, may put the shares back to the Company at a redemption price of $50,000 per share, together with accrued dividends and penalties, if any. In addition, the holder may exercise its fight to Put its shares back to the Company if any event of default shall occur as defined in the Certificate of Designation, Preferences, Rights and Limitations of Series A Preferred, including events such as if the Company shall (1) become insolvent, (2) make an assignment for the benefit of creditors,
(3) consent to the appointment of a trustee, liquidator or receiver, (4) be subject to any money judgement in excess of $500,000 which shall remain unpaid, unvacated, unbonded, or unstayed for a period of 15 days or more, (5) be subject to bankruptcy proceedings instituted by or against the Company, or (6) delisted from an exchange or over the counter market.

     In the event of liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or otherwise, after payment of the debts and other liabilities of the Company and before any distribution shall be made to the holder of any class of the Company's common stock, each holder of Series A Preferred shall be entitled to receive the sum of $50,000 in cash for each share of Series A Preferred held subject to the first priority of all holders of the Company's Series C Preferred, Series D Preferred, Series E Preferred, Series F Preferred, Series I Preferred, Series H Preferred, Series L Preferred, Series M Preferred, and Series K Preferred.

      SERIES B CONVERTIBLE PREFERRED STOCK - The Board of Directors established this series with 1,000 shares authorized, $0.001 par value and $50,000 stated value. This series was designated to be utilized in converting the Original Debentures from debt to capital. In October 1996, the holders of Original Debentures, having an adjusted principal balance of $4,157,000 and accrued interest of $297,182, or a total indebtedness of $4,454,182, converted their debentures into 445.4182 shares of Series B Preferred.

      The Series B Preferred has no voting rights except as provided by operation of law and is not redeemable. As long as the Series B Preferred is outstanding, the Company cannot without the affirmative vote or the written consent as provided by law of 80% of the holders of the outstanding shares, voting as a class, change the preferences, fights or limitations with respect to the Series B Preferred in any material respect prejudicial to the holders thereof, or increase the authorized number of shares of such Series.

      The Certificate of Designation, Preferences, Rights and Limitations of Series B Preferred provides that the holders of the Series B Preferred shall be entitled to receive dividends at an annual rate to be determined by the Company's Board of Directors at the time the Series B Preferred is issued, which rate shall not be less than 8.5% nor greater than 9.5% of the stated value of the shares. Each holder of Series B Preferred shall have the right, at its option, at any time, to convert each share into fully paid and nonassessable shares of the Company's common stock at a conversion price to be determined by the Company's Board of Directors at the time the Series B Preferred is issued, which conversion price shall not be less than 50% nor greater than 70% of the common stock's market value. The Shares being converted shall be multiplied by 50,000 before determining the common shares to be received. Market value is defined to be the lower of the average closing bid price per share of the Company's common stock for the five business days prior to conversion date or the average closing bid price per share of the Company's common stock for the five business days prior to subscription by the holder. Upon conversion of the Original Debentures to Series B Preferred, the Company's Board of Directors has specified a dividend rate and conversion price equal to the rate of interest and conversion rate of the specific debentures being converted.

     In the event of liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or otherwise, after payment of the debts and other liabilities of the Company and before any distribution shall be made to the holder of any class of the Company's common stock, each holder of Series B Preferred shall be entitled to receive the sum of $50,000 in cash for each share of Series B Preferred held subject to the first priority of all holders of the Company's Series C Preferred, Series D Preferred, Series E Preferred, Series F Preferred, Series I Preferred, Series H Preferred, Series L Preferred, Series M Preferred, Series K Preferred and Series A Preferred.

     SERIES K CONVERTIBLE PREFERRED STOCK - The Board of Directors established this series with 100 shares authorized, $0.001 par value and $50,000 stated value. This series was intended to be sold to accredited investors through private placements. In March 1996, the Company sold 17 shares of Series K Preferred to an accredited investor located outside the United States for $637,500, net of sales commissions and closing costs of $212,500 paid at time of closing. In addition, the Company issued 1.7 shares of Series L Preferred (the equivalent of 85,000 common shares) in payment of a 10% facilitator's fee ($85,000) and accrued related costs of $42,500.

     The Series K Preferred has no voting rights except as provided by operation of law does not bear dividends, and is not redeemable. As long as the Series K Preferred is outstanding, the Company cannot without the affirmative vote or the written consent as provided by law of 80% of the holders of the outstanding shares, voting as a class, change the preferences, rights or limitations with respect to the Series K Preferred in any material respect prejudicial to the holders thereof, or increase the authorized number of shares of such Series.

     Each holder of Series K Preferred shall have the right, at his option, at any time after the Company increases its authorized common shares, to convert each share into fully paid and nonassessable shares of the Company's common stock at a conversion price equal to 55% of the common stock's market value. The Shares being converted shall be multiplied by 50,000 before determining the common shares to be received. Market value is defined to be the average closing price per share of the Company's common stock for the ten day period prior to conversion. The Series K Preferred automatically converts to common shares on June 30, 1997,

     In the event of liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or otherwise, after payment of the debts and other liabilities of the Company and before any distribution shall be made to the holder of any class of the Company's common stock, each holder of Series K Preferred shall be entitled to receive the sum of $50,000 in cash for each share of Series K Preferred held subject to the first priority of all holders of all prior series of preferred stock.

     SERIES L CONVERTIBLE PREFERRED STOCK - The Board of Directors established this series with 100 shares authorized, $0.001 par value and $50,000 stated value. This series was intended to be used for transactions which provide for the issuance of preferred stock convertible into a fixed number of common shares. During the nine months ended September 30, 1996, the Company issued 0.7 shares of Series L Preferred ($12,187), or the equivalent of 35,000 common shares, for services rendered on behalf of the Company. In addition, the Company issued to ACL 8.44844 shares of Series L Preferred, or the equivalent of 422,422 common shares in satisfaction of loans and advances to the Company and TIE aggregating $287,247 and 5 shares of Series L Preferred ($93,375), or the equivalent of 250,000 common shares, for ACL's commitment to put up 100,000 unrestricted shares of the Company's common stock held by ACL as collateral for a financing agreement the Company was pursuing, but ultimately did not close.

      Pursuant to the TSSN Acquisition Agreement between the Company and Stellar, TFU is entitled to receive, on an annual basis, that number of shares of EVRO's voting common stock, (the "Special Shares") equal to 20% of the average total assets of THI over a twelve month period (March 14 through the following March 13 each year) divided by two dollars. The phase "total assets" is defined to mean the amount set forth on the consolidated balance sheet of TFU as total assets, including, without limitation, the current assets, property and equipment (net of accumulated depreciation), investments and other assets (net of accumulated amortization and adjustments). The phase "average total assets" is defined to mean the sum of the "total assets" (as defined above) of THI as set forth on the balance sheets of THI during each of the quarters ending March 31, June 30, September 30, And December 31 during each applicable twelve month period. THI ratably earns the Special Shares over each applicable twelve month period. THI's entitlement to the Special Shares shall cease upon the Company's redemption of its Series D Preferred. For the period March 14, 1995 through March 13, 1996, The Company issued Special Shares to THI equal to 10. 62404 shares of Series L Preferred ($212,481), or the equivalent of 531,202 common shares. As of September 30, 1996, THI has earned 282,627 additional Special Shares for the period March 14, 1996 through September 30, 1996.

     The value of the Series L Preferred shares issued, other than the shares issued to ACL in satisfaction of loans and advances to the Company and TIE, was determined based on the value of the Company's common stock to be issued upon conversion, discounted to reflect stock restrictions.

     The Series L Preferred has no voting rights except as provided by operation of law, does not bear dividends, and is not redeemable. As long as the Series L Preferred is outstanding, the

Company cannot without the affirmative vote or the written consent as provided by law of 80% of the holders of the outstanding shares, voting as a class, change the preferences, rights or limitations with respect to the Series L Preferred in any material respect prejudicial to the holders thereof, or increase the authorized number of shares of such Series.

     Each holder of Series L Preferred shall have the right, at his option, at any time after the Company increases its authorized common shares, to convert each share into 50,000 shares of fully paid and nonassessable shares of the Company's common stock. The Series L Preferred automatically converts to common shares on June 30, 1997.

      In the event of liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or otherwise, after payment of the debts and other liabilities of the Company and before any distribution shall be made to the holder of any class of the Company's common stock, each holder of Series L Preferred shall be entitled to receive the sum of $50,000 in cash for each share of Series L Preferred held subject to the first priority of all holders of all prior series of preferred stock.


10.   MATERIAL TRANSACTIONS WITH RELATED PARTIES

      During both the nine months ended September 30, 1996 and 1995, Stellar billed TSSN $570,000 for management and accounting services performed on the Company's behalf, which were charged to the intercompany advance account. Stellar charged TSSN based upon estimated time and charges incurred by Stellar on the Company's behalf Management asserts that the fees charged to the Company approximate the costs that would have been incurred by TSSN if it had operated on a stand alone basis. During the nine months ended September 30, 1996 and 1995, the Company made net payments to Stellar of $106,472 and $293,653, respectively. As of September 30, 1996, Amounts due to Stellar aggregated $893,830.

      As of September 30, 1996, American Clinical Labs, Inc. ("ACL"), owned 18.8 shares of the Company's common stock and 6,041.988 shares of the Series D Preferred. ACL will control 36% of the common stock of TIFH in the event Channel America redeems Series D Preferred in exchange for all of the outstanding common stock of THI. ACL and THI share a common management team and accordingly provide management services to one another. These services are billed at cost based on the percentage of time that the individuals expend on one another's behalf, including payroll taxes, insurance, automobile allowance, and reimbursed expenditures. During the period March 1, 1995 through September 30, 1995 and the nine months ended September 30,1996, ACL billed TIE $43,000 and $30,000, respectively, and THI billed ACL $28,000 and $25,000, respectively, for management services. During the period March 1, 1995 through September 30, 1995, THI paid to ACL (1) advances made in 1994 of $142,381, (2) advances of $121,949 and (3) net management fees of $12,000. During the nine months ended September 30, 1996, ACL advanced to Channel America and TFU $525,607 of which THI repaid to ACL $129,740 in cash and $287,247 by issuance of 8.44844 shares of Series L Preferred (the equivalent of 422,422 shares of common stock) and paid $57,931 of expenses on ACL's behalf. As of September 30, 1996, the Company owed ACL $105,668.

     In August 1996, the Company issued to ACL 5 shares of Series L Preferred ($93,375), or the equivalent of 250,000 common shares, for its commitment to put up 100,000 unrestricted shares of the Company's common stock, held by ACL at such time, as collateral for a financing agreement the Company was pursuing, but ultimately did not close.


                   [Balance of page intentionally left blank]

11.   BUSINESS SEGMENTS

      The Company has identified its major lines of business to be the RV campgrounds, broadcasting and shopping. The results of operations by major lines of business for the nine months ended September 30, 1996 are summarized below:

                            RV
                       CAMPGROUNDS     BROADCASTING      SHOPPING        CORPORATE         TOTAL
                       -----------     ------------    ----------      -----------      -----------
Sales and revenues     $   986,943     $   799,662     $     6,731               0        1,793,336

Cost of sales and
revenues                   602,643       2,085,782          37,217               0        2,725,642
                       -----------     -----------     -----------     -----------      -----------
Gross margin               384,300      (1,286,120)        (30,486)              0         (932,302)

Operating expenses         800,780       1,023,614       1,143,165       2,228,896        5,196,455

Depreciation and
amortization               279,800         718,818          24,500                        1,023,118
                       -----------     -----------     -----------     ------------      -----------
Income (loss) from
operations                (696,280)     (3,028,552)     (1,198,151)     (2,228,896)      (7,151,879)

Other items               (182,342)        889,387      (1,336,353)       (629,308)
                       -----------     -----------     -----------     -----------      -----------
Net income (loss)      $   878,622     $ 2,139,165)    $(1,198,151)    $(3,565,249)     $(7,781,187)
                       ===========     ===========     ===========     ===========      ===========

Identifiable assets    $ 6,747,380     $ 9,368,319     $   334,042     $ 2,622,743      $19,063,223
                       ===========     ===========     ===========     ===========     ============


                   [Balance of page intentionally left blank]

12.   ADDITIONAL CASH FLOW STATEMENT INFORMATION

      The noncash effect of the acquisition of TSSN as of February 28, 1995 is summarized below:

            INCREASE IN ASSETS:

            Notes and other receivables                          81,141

            Prepaid expenses                                     18,788
                                                              ---------

              Increase in current assets                         99,929

            Property, equipment, and program library          3,487,891

            Unamortized goodwill                              3,595,592

            Other assets                                        168,617
                                                              ---------
              Total increase in assets                        7,352,029
                                                              ---------

            INCREASE IN LIABILITIES:

            Notes payable and current portion
             of long-term debt                                  428,638

            Accounts payable                                    654,495

            Amounts due to affiliates                            24,550

            Accrued liabilities                                 145,995
                                                              ---------
              Increase in current liabilities                 1,253,678

            Long-term debt                                    1,731,276

            Other liabilities                                   292,024
                                                              ---------
              Total increase in liabilities                   3,276,978
                                                              ---------

            CHANGE IN STOCKHOLDERS' EQUITY:

            Issuance of Series D Preferred (16,985 shares)    4,084,153

            Issuance of Series E Preferred (30,000 shares)       30,000

            Common stock                                      3,460,823

            Additional paid in capital                       (3,490,823)
                                                             ----------

              Total increase in stockholders'equity           4,084,153
                                                             ----------

              Total increase in liabilities and
               stockholders' equity                           7,361,131
                                                             ----------
            CASH ACQUIRED (INVESTED)                         $    9,102
                                                             ==========

  Other noncash transactions which occurred during the nine months ended September 30, 1995 are as follows:

     Common stock issued pursuant to the 1995
     Employee Stock Compensation Plan (576,000
     shares)                                                $(1,755,500)

     Preferred stock issued pursuant
     to Financial Consulting Agreements:

     Series F Preferred (20 shares)                             (137,500)

     Series I Preferred (5,750 shares)                          (955,469)

     Compensation earned during the period                       404,248

     Unearned compensation as of September 30, 1995            2,444,221

      Issuance of Series C Preferred in settlement of
      litigation (39,000 shares)                                 (39,000)

      Selling, general and administrative costs                   39,000


      Noncash transactions which occurred during the nine months ended September 30, 1996 are as follows:

      Issuance of common stock and warrants as fee for loan guarantee:

      Common stock (3,000,000 shares)                          $(656,250)

      Warrants to purchase 2,000,000 shares common stock         (37,500)

      Deferred loan costs                                        693,750

      Issuance of 40 shares of Series L Preferred as penalty
      as additional loan guarantee fee as related loan was
      not repaid by November 24, 1996                            (40,000)

      Deferred loan costs                                         40,000

      Issuance of 1.7 shares of Series L Preferred in payment of a 10% facilitator's fee on sale of 85 shares of Series K Preferred:

        Series L Preferred                                       (85,000)

        Series K Preferred                                        85,000

        Series L Preferred issued to ACL in satisfaction
        of loans and advances to the Company                    (287,247)

        Amounts due to affiliates                                287,247

        Issuance of 10.62404 shares Series L Preferred
        as Special Shares to THI pursuant to the TSSN
        Acquisition Agreement                                   (212,481)

        Series L Preferred held by subsidiary                    212,481


13.   PROFORMA FINANCIAL INFORMATION

      The Condensed Proforma Combined Statement of Operations shown below for the nine month period ended September 30, 1995 has been prepared as if TSSN and CATN had been acquired as of January 1, 1995, adjusted to reflect an increase in amortization resulting from goodwill recorded in the mergers and the reduction of interest expense and dividends payable relating to the conversion of notes payable and preferred stock (See Note 4 - Acquisition of Channel America Television Network, Inc.). The proforma weighted average number of shares used to compute the proforma loss per share was based on the actual number of Channel America shares outstanding, adjusted for the number of common shares issued to Stellar (500,000 shares).

               CONDENSED PROFORMA COMBINED STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

                                                                 CHANNEL
                                                                 AMERICA          CATN
                                                  CHANNEL        01/01/95       01/01/95
                                                  AMERICA        THROUGH        THROUGH                        COMBINED
                                                AS REPORTED      02/28/95       09/30/95       ADJUSTMENTS      TOTALS
                                                -----------     ---------     -----------     ------------   -----------
Sales and revenues                              $ 1,217,870     $ 174,224     $ 1,094,109     $              $  2,486,203

Cost of sales and revenues                          740,016        13,665       1,926,622                       2,680,303
                                                -----------     ---------     -----------                    ------------
Gross margin                                        477,854       160,559        (832,513)                       (194,100)

Operating expenses                                3,212,915       197,677         705,268         722,886       4,838,746
                                                -----------     ---------     -----------     -----------     -----------

Operating loss of                                (2,735,061)      (37,118)     (1,537,781)       (722,886)     (5,032,846)
continuing from operations
Other income (expense)                             (110,261)     (300,841)       (366,438)        319,308        (458,232)
                                                -----------     ---------     -----------     -----------     -----------

Loss from continuing
operations                                      $(1,845,322)    $(337,959)    $(1,904,219)    $  (403,578)    $(5,491,078)
                                                ===========     =========     ===========     ===========     ===========


Loss per share from
continuing operations                                                                                         $     (2.41)
                                                                                                              ===========

Average number of
common shares outstanding                                                                                     $ 2,281,181
                                                                                                              ===========

14.  SUBSEQUENT EVENTS

     On October 30, 1996, the Company acquired all of the shares of Hallmark Properties, Inc. "Hallmark"), a Florida corporation, whose assets consist of two office buildings located in Tampa, Florida. The Company issued 2,447,059 shares of its common stock for all of Hallmark's issued and outstanding shares of common stock, which shares were owned by Paul Pritchard. The Company intends to relocate its offices to Tampa and to occupy approximately 2,500 square feet of Hallmark's office buildings. The buildings contain 16,800 square feet of rental space and are located on 4.6 acres. Other than the space to be occupied by the Company, the office buildings are fully occupied. The office buildings were appraised at $1,440,000 by an MAI appraiser in April 1996 and the office buildings are currently encumbered by mortgage debt in the amount of $744,000. The parties of the transaction have agreed to have the buildings owned by Hallmark reappraised and to the extent the net assets of Hallmark are greater than or less than $700,000, the number of shares of the Company's common stock issued to Mr. Pritchard will be adjusted accordingly.

      On October 29, 1996, the Company acquired from North American Resorts, Inc. ("North American") certain inventory to be resold on the Company's shopping network. The Company paid for the inventory by issuing to North American 50,000 shares of Series C Preferred. The inventory consists of 159,000 reproduction prints, such as floral prints, animal prints and other nature scenes. The collection was appraised in October 1996 and valued at $1,225,000, The appraisal WAS conducted by Bonnie Lindberg, ISA, a qualified independent appraiser. The Company will record this asset at a value of $850,000, which represents its fair market value less estimated costs to sell and provision for normal profit margin. Max P. Cawal, a director of the Company, is also a director of North American, however, Mr. Cawal abstained from the vote by the Company's Board of Directors approving the transaction between the Company and North American. Mr. Cawal owns less than 1% of the Company's common or preferred stock and less than 1% of North American's common or preferred stock.

      The Company has granted "piggyback" registration rights to each of Mr. Pritchard and North American, as well as demand registration rights which are effective one year after each respective date of issuance. The registration rights grant to Mr. Pritchard and North American the right to have the common stock, and the common stock received upon conversion of the Company's Series C Preferred, registered for resale to the public.

      The following proforma consolidated balance sheet has been prepared to show that with the following transactions completed in October 1996, the Company is in compliance with the Nasdaq SmallCap Market continuing listing requirement for capital and surplus as set forth in Rule 43 10(c)(3). The Proforma Consolidated Balance Sheet shown below has been prepared as if the following transactions had occurred on September 30, 1996:

     (1) Acquisition of Hallmark Properties, Inc. for 2,447,059 shares of the Company's common stock.

     (2) Acquisition of inventory in exchange for 50,000 shares of the Company's Series C Preferred Stock.

     (3) Conversion of convertible debentures having an adjusted principal balance of $784,000 and accrued interest of $42,297, or total indebtedness of $833,297, into 2,404,914 shares of the Company's common stock.

     (4) Conversion of convertible debentures having an adjusted principal balance of $4,157,000 and accrued interest of $297,182, or total indebtedness of $4,454,182, into 445,4182 shares of the Company's Series B Preferred.

During the two month period after September 30, 1996, the balance sheet date, management estimates that the Company incurred a net loss of approximately $1,450,000, of which approximately $300,000 represents the amortization of deferred compensation, which was originally recorded as a direct offset to Stockholders' Equity. Accordingly, management estimates that the loss for the two month period ended November 30, 1996 will reduce Stockholders' Equity by approximately $1,150,000. This estimated loss has not been reflected in the proforma consolidated balance sheet.


                   [Balance of page intentionally left blank]



               CHANNEL AMERICA BROADCASTING, INC. AND SUBSIDIARIES
                       PROFORMA CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


                                                                        09/30/96                                09/30/96
ASSETS                                                                  BALANCES            PROFORMA            PROFORMA
CURRENT ASSETS:                                                       AS REPORTED          ADJUSTMENTS          BALANCES
---------------                                                     -------------         ------------        ------------
   CASH                                                             $     30,803          $                   $     30,803
   Notes and other receivables                                           116,615                                   116,615
   Inventories                                                            77,814(2)            850,000             927,814
   Prepaid expenses                                                      131,395                                   131,395
                                                                    ------------          ------------        ------------
    TOTAL CURRENT ASSETS                                                 356,627               850,000           1,206,627

Property, Equipment, and Program Library
   (less accumulated depreciation of $1,023,215)                       4,919,757(1)          1,394,000           6,313,757

Other Assets
   Goodwill (less accumulated amortization of $970,813)               11,091,682                                11,091,682
   Other - net                                                         2,695,157(3)           (122,957)          1,914,966
                                                                                (4)           (657,234)
                                                                    ------------          ------------        ------------
      TOTAL ASSETS                                                  $ 19,063,223          $  1,463,809        $ 20,527,032
                                                                    ============          ============        ============

LIABILITIES AND STOCKHOLDERS'DEFICIT
Current Liabilities:
Notes payable and current portion of long-term debt                 $  2,847,926          $                   $  2,847,926
   Notes payable - related parties                                       251,982                                   251,982
   Convertible debentures                                              6,561,000(3)           (784,000)          1,620,000
                                                                                (4)         (4,157,000)
   Accounts payable                                                    3,659,720                                 3,659,720
   Accrued liabilities                                                 3,414,610(3)            (49,297)          3,068,131
                                                                                (4)           (297,182)
   Amounts due to affiliates                                             968,163                                   968,163
                                                                    ------------          ------------        ------------
    TOTAL CURRENT LIABILITIES                                         17,703,401            (5,287,479)         12,415,922

Long-Term Debt:
   Long-term debt                                                        740,576(1)            744,000           1,484,576
   Other                                                                 543,758                                   543,758
                                                                    ------------          ------------        ------------
      TOTAL LIABILITIES                                               18,987,735            (4,543,479)         14,444,256
                                                                    ------------          ------------        ------------
  MINORITY INTEREST                                                      235,122                                   235,122
                                                                    ------------          ------------        ------------
  PREFERRED STOCK - SERIES C SUBJECT TO
    REPURCHASE AGREEMENT                                                 500,100                                   500,100
                                                                    ------------          ------------        ------------
  Stockholders' Deficit:
    Preferred stock                                                   13,174,249(2)            850,000          17,821,197
                                                                                (4)          3,796,948
    Common stock                                                       6,067,803(1)            650,000           7,428,143
                                                                                (3)            710,340
    Warrants to purchase common stock                                     37,500                                    37,500
    Accumulated deficit                                              (19,087,348)                              (19,087,348)
                                                                    ------------          ------------        ------------
                                                                         192,204             6,007,288           6,199,492
  Less:
    Unearned compensation                                               (522,981)                                 (522,981)
    Subscription receivable                                             (115,000)                                 (115,000)
    Series L preferred stock held by subsidiary - 10.6 shares           (212,481)                                 (212,481)
    Common stock held by subsidiary - 791 shares                          (1,476)                                   (1,476)
                                                                    ------------          ------------        ------------
      TOTAL STOCKHOLDERS'DEFICIT                                        (659,734)            6,007,288           5,347,554
                                                                    ------------          ------------        ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'DEF                         $ 19,063,223          $  1,463,809        $ 20,527,032
                                                                    ============          ============        ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     The following is a discussion of the Company's results of operations for the three months and nine months ended September 30, 1995 and 1996. The Company's net loss increased from $1,090,000 or $(.44) per share during the three months ended September 30, 1995 to $2,007,000 or $(.80) per share for the same period in 1996. The increase is primarily attributable to (1) the loss from operations of $1,018,000 of CATN for the three months ended September 30, 1996, which was not acquired until October 10, 1995, including amortization of goodwill of $141,000, (2) an increase in the loss from operations of THI (HISTORIC EVRO CORPORATION) of $205,000, (3) an increase in corporate overhead of $525,000 which was principally attributable to accrued compensation of directors and financial consulting services and other costs incurred to support the Company's acquisition and financial activities, (4) interest and other financing costs of $321,000 associated with new corporate borrowings, all partially offset by a loss of discontinued operations of $55,000 in 1995 for which there was no similar item in 1996, a reduction in the loss from shopping operations reflecting the temporary discontinuance of such operations in mid-March 1996 ($159,000) and a gain on settlement of a creditor claims of $941,000.

     The Company's net loss increased from $2,934,000 or $(1.61) per share during the nine months ended September 3 0, 1995 to $7,78 1,000 or $(3.12) per share during the same period in 1996. The increase is primarily attributable to
(1) the loss from operations of $3,080,000 of CATN for the six months ended June 30, 1996, which was not acquired until October 10, 1995, including amortization of goodwill of $424,000, (2) an increase of $395,000 in the loss from operations of THI for nine months ended September 30, 1996 as compared to the comparable period of the prior year for which operations of THI were included only for the period March 1, 1995 through September 30, 1995, (this loss was incurred in the business historically operated by EVRO Corporation), (3) an increase in corporate overhead of $1,162,000, which was primarily attributable to accounting, legal and financial consulting services and other costs incurred to support the Company's acquisition and financial activities and accrued compensation of directors, (5) interest and other financing costs of $658,000 associated with new corporate borrowings, and (6) costs associated with convertible debenture modifications and defaults of $678,000, partially offset by a loss of discontinued operations of $88,000 in 1995 for which there was no similar item in 1996, a reduction in the loss from shopping operations reflecting the temporary discontinuance of such operations in mid-March 1996 ($97,000) and a gain on settlement of a creditor claims of $941,000.

     Revenues, listed as "Rental, memberships, and other revenues" of $340,000, $526,000, $987,000 and $1,042,000 for the three months and nine months ended September 30, 1996 and 1995, respectively, on the Company's Consolidated Statements of Operations reflect the operations of the Company's RV campgrounds (HISTORIC EVRO CORPORATION). The decrease in revenues for the three months ended September 30, 1996 from that reported for the same period in 1995 is primarily due to severe drought and weather conditions experienced at the Company's Tres Rivers RV campground located in Glen Rose, Texas. These conditions have limited the use of the campground for tent camping, canoeing, and tubing. The revenues for the nine months ended September 30, 1995 reflect the operations of the RV Campgrounds only for the period March 1, 1995 through September 30, 1995, while revenues for the nine months ended September 30, 1996, reflect the operations of the RV Campgrounds for the full nine month period.

     Programming and advertising revenues, in the amount of $115,000 and $800,000 reflect the operations of CATN for the three months and nine months ended September 30, 1996. In September 1996 CATN temporarily suspended broadcasting its entertainment programming (See Plan of Operation - Channel America Television Network below). On September 6, 1996, the Company entered into a Program Test Agreement with Panda America to broadcast home shopping programming produced by Panda America over the CATN network. Panda America will pay CATN 30% of the net profits generated by sales to affiliate introduced to Panda America by CATN. No CATN affiliates contracted with Panda America to broadcast the home shopping programming prior to September 30, 1996 and accordingly, there were no related revenues.

     In mid-January, 1996, TSSN initiated the sale of jewelry, gem stones and non-sports collectibles on a limited basis through TSC from a television studio facility located in Altamonte Springs, Florida. The shopping broadcast was limited primarily to satellite only homes. As more fully explained later, the Company temporarily discontinued the shopping operations in mid-March 1996. Revenues from these limited operations were $6,700, net. Revenues from product sales of $176,000 for the nine months ended September 30, 1995, reflect sales of sports memorabilia through a contractual arrangement with VIA TV Network located in Knoxville, Tennessee during January and February 1995. The sales volume was largely attributable to cable distribution of the Nostalgia Network.

     Cost of sales and revenues reported for the three months and nine months ended September 30, 1996 and 1995 were comprised of the following:

                                   FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                   --------------------------     -------------------------
                                    09/30/96        09/30/95        09/30/96      09/30/95
                                   ----------      ----------     -----------   -----------
    Rental, memberships and
    other revenues                  $ 205,957      $ 257,871       $  602,643    $ 579,714

    Programming and
    advertising                       601,219                       2,085,782

    Product sales                                                      37,217      160,302
                                    ---------      ---------       ----------    ---------
    Total costs of sales and
    revenues                        $ 807,176      $ 257,871       $2,725,642    $ 740,016
                                    =========      =========       ==========    =========

                                          37

The decrease in cost of sales and revenues for the three months ended September 30, 1996 over the same period in 1995 for RV campground operations is primarily due to decreased variable labor costs resulting from the reduced number of campers and related activities. In addition, THI implemented an extensive maintenance and refurbishment program in 1995. The cost of sales and revenues of RV campgrounds for the nine months ended September 30, 1995 reflect the operations for only the period March 1, 1995 through September 30, 1995, while costs of sales and revenues for the nine months ended September 30, 1996, reflect the operations of the RV Campgrounds for the full nine month period. The cost of sales in 1996 for shopping operations was disproportionally high due to limited sales volume and the cost of products used for promotions. The cost of sales in 1995 for shopping operations, which reflect the sale of sports memorabilia, were approximately 30-35% higher than would normally be expected due to product selection and high product costs directly attributable to the initial low sales volume levels. CATN incurred a negative gross margin of $486,000 and $1,286,000 for the three months and nine months ended September 30, 1996, respectively, which were primarily attributable to unsold advertising time.

     Selling, general and administrative expenses as reported for the three months and six months ended June 30, 1996 and 1995 were comprised of the following:

                                   FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                   --------------------------    -------------------------
                                     09/30/96      09/30/95        09/30/96      09/30/95
                                   -----------    -----------    ----------    -----------
    RV campgrounds                 $  207,515    $ 191,312       $  800,780     $  646,011

    Broadcasting                      278,381                     1,023,614

    Shopping                              101      154,697          573,165        716,669
    Corporate                       1,177,630      649,632        2,228,896      1,066,626
                                    ---------   ----------       ----------     ----------
    Total selling, general and
    administrative expenses        $1,663,627   $  995,641       $4,626,455     $2,429,306
                                   ==========   ==========       ==========     ==========


Selling, general and administrative expenses of RV campgrounds for the nine months ended September 30, 1995 reflect the operations for only the period March 1, 1995 through September 30, 1995, while such costs for the nine months ended September 30, 1996, reflect the operations of the RV Campgrounds for the full six month period. Selling, general and administrative costs for shopping operations for three months ended September 30, 1996 decreased in comparison to the same period in 1995 reflecting the temporary discontinuance of operations. Selling, general and administrative costs for shopping operations for nine months ended September 30, 1996 primarily reflect the costs of distribution, personnel, studio facility and other costs incurred to support the initial shopping operations in the 1st quarter of 1996.

     During both the three months and nine months ended September 30, 1995 and 1996, Stellar billed TSSN $190,000, $190,000, $570,000, and $570,000, respectively, for management and accounting services performed on TSSN's or the Company's behalf Stellar charged TSSN based upon estimated time and charges incurred by Stellar on the Company's behalf Management believes that the fees charged to the Company and TSSN approximate the costs that would have been incurred by TSSN if it had operated on a stand alone basis.

     Interest expense for the three months ended September 30, 1996 were $441,000 as compared to $25,000 for the comparable period in 1995 and for the nine months ended September 30, 1996 were $891,000 as compared to $112,000 for the comparable period in 1995. The increases were attributable to the following:


                                              THREE MONTHS     NINE MONTHS
                                                  ENDED           ENDED
                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                  1996            1996
                                              -------------   -------------
    Corporate financing required to
    support acquisitions and business
    operations:

     Convertible debentures                     $277,000        $544,000

     Other financing                              91,000         114,000

    RV Campground operations                      58,000         181,000

    CATN operations                               15,000          52,000
                                                --------        --------

                                                $441,000        $891,000
                                                ========        ========

Costs associated with convertible debenture modifications were comprised of (1) additional principal of $304,000 pursuant to the original terms of the Debentures, and (2) additional principal of $374,000 resulting from agreements to extend mandatory redemption dates.

     In April, 1995, TGHC, Inc., an inactive subsidiary, received a promissory note in exchange for the sale of substantially all of the assets of TGHC. As the ultimate collection of the contingent promissory note is uncertain and largely dependent upon the success of the acquiring entity, Better Health Network, Inc., establishing future profitable operations, the Company utilized the cost recovery method of accounting for this transaction. The payments received pursuant to the promissory note, which are based on a percentage of the sales generated by Better Health Network, will be recognized as income upon receipt. As of September 30, 1996 no income had been recognized by the Company.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 12 1, Accounting for the Impairment of Long Lived Assets and for

Long-Lived Assets to Be Disposed of," in March, 1995. SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's Consolidated Financial Statements.


PLAN OF OPERATION

     The Company has three primary subsidiaries, CATN, TSSN and THI. It is anticipated that CATN and TSSN will comprise the primary future business operations of the Company. The Company has temporarily suspended the operations of both subsidiaries. The operations of each subsidiary will be reinstated once the Company receives sufficient working capital to do so. THI, the Company's only current operating subsidiary, incurred a loss of $878,000 for the nine months ended September 30, 1996 and requires significant working capital advances to sustain its operations. Accordingly, the Company is evaluating the feasibility of spinning off THI to the shareholders of the Company's Series D Preferred by issuing all of the common stock of THI held by the Company in redemption of the Series D Preferred issued and outstanding or, in the alternative, of suspending the operations of THI and/or selling THI and its subsidiaries and their assets. A discussion of the Plan of Operations of CATN and TSSN follows:

CHANNEL AMERICA TELEVISION NETWORK

     CATN, a broadcast television network, enhances the Company's business plan by affording the Company a means to distribute TSSN's programming, and, additionally, expands the Company's entertainment business to include a television network. Until August 1996, CATN broadcast its programming 24 hours per day through its television network which, as of July 1O, 1996, was comprised of 85 affiliates with a potential reach of approximately 35 million US households, including 9.9 million direct cable homes and 4.6 million satellite homes.

     In August 1996, the Company and CATN determined to relocate CATN operations from Connecticut, and to that end, the Company and CATN have taken the following steps:

     1. The Company and CATN are currently reevaluating the economics of relocating the operations of CATN to either California or Florida.

     2. The Company and CATN intend to continue their efforts to build a broadcast network, offering home shopping programming and entertainment programming.

     3. With regard to the Company's home shopping programming, the Company has entered into a Program Test Agreement with Panda America to broadcast home shopping programming produced by Panda America over the Channel America network beginning

September 6, 1996 through December 31, 1996. Panda America will pay the Company 30% of net profits generated by sales to affiliates introduced to Panda America by CATN.

      4. With regard to the Company's entertainment programming, the Company has severed its relationship with IDB Communications Group, Inc. ("IDB Communications"), the entity that was performing the Company's "Master control" and "uplink transmission" services. (Services necessary to format Channel America's programming and to transmit that programming to a satellite). Beginning in July 1996, the "master control" services were being performed by Glendale Studios and the "uplink transmission services" were being performed by Vyvex, Inc.

      5. Channel America was able to obtain satellite transmission at rates more favorable than those charged by AT&T, thus, the Company terminated its agreement with AT&T and, subsequently, subleased space on a satellite through Panda America.

      6. In connection with the relocation of CATN from Connecticut, CATN has:
(a) terminated all of its employees, with the exception of David Post and Allen Christopher; and (b) temporarily suspended broadcasting its entertainment programming. Until the Company is in receipt of sufficient financing to recommence its entertainment programming, Channel America will broadcast shopping programming on a 24 hour per day basis.

      7. As a result of CATN's decision to temporarily suspend its entertainment programming, substantially all of CATN's affiliates have discontinued broadcasting CATN's programming. CATN's management believes that many, if not all, of the affiliates will return once the entertainment programming is broadcast, however, there can be no assurance that the all or substantially all of the affiliates will return to the CATN network.

      8. CATN will reinstate its entertainment broadcasting once it receives sufficient capital to do so. Management believes that it will receive sufficient funding from the issuance of its preferred and/or common stock within the next 90 days, at which time CATN will have the ability to recommence the broadcasting of its entertainment programming in the manner in which the Company believes will permit CATN to broadcast such programming on a profitable basis.

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

     In January 1996, TSSN initiated the sale of jewelry, gem stones and non-sports collectibles on a limited basis. The shopping broadcast was limited primarily to satellite only homes. In mid-March 1996, the Company temporarily discontinued the shopping program operations at its Altamonte Springs, Florida television studio facility in order to relocate and consolidate its shopping program operations with the operations of CATN. With the reinstatement of CATN's entertainment broadcasting, the Company intends to initially commence broadcasting the programming of TSSN, 6 hours per day, seven days per week on CATN. Thereafter, the Company anticipates expanding such programming to 12 hours per day, seven days per week.

     CASH REQUIREMENTS. The Company is currently unable to meet its cash requirements and will need approximately $15,000,000, $12,750,000 net of commissions and closing costs, to continue the execution of its business plan through the next twelve months as partially described in the sections captioned "Outlook" and "Liquidity and Capital Resources" discussed below and also including (1) $6,750,000 to satisfy its existing cash needs for the repayment of current liabilities; (2) $1,200,000 for its anticipated cash needs in the next twelve months; (3) $450,000 to complete payments to CATN; (4) $2,350,000 for working capital to be utilized in the operations of CATN; and (5) $2,000,000 for working capital for TSSN. The Company plans to obtain funds to satisfy its cash requirements from the issuance of its capital stock or from issuance of its debt securities, however, the Company currently has no commitments to receive either debt or equity financing and no assurance can be given that the Company will be successful in obtaining additional equity or debt funding.

OUTLOOK

     The Company has established the following objectives to achieve profitable operations in 1997, assuming the Company is successful in its capital raising efforts:

      1. Strengthen its management team, including recruiting experienced Chief Executive Officers for CATN;

     2. Reinstate CATN entertainment broadcasting. With the reinstatement of CATN's entertainment broadcasting, the Company intends to initially commence broadcasting the programming of TSSN, 6 hours per day, seven days per week on CATN. Thereafter, the Company anticipates expanding such programming to 12 hours per day, seven days per week;

     3. Consolidate the uplink and transponder facilities of CATN and TSSN. This consolidation will provide for considerable cost savings, as well as reducing related overhead costs;

     5. Obtain Nielsen ratings of CATN's programming to facilitate the sale of advertising time to national advertisers;

     6.  Enhance the programming of CATN through joint ventures; and

     7. Eliminate the loss from operations and cash operating requirements of THI and its subsidiaries by spinning off THI to the shareholders of the Company's Series D Preferred by issuing all of the common stock of THI held by the Company in redemption of the Series D Preferred issued and outstanding or, in the alternative, suspending the operations of THI and/or selling THI and its subsidiaries and their assets.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred operating losses in 1994, 1995, and for the nine months ended September 30, 1996, of $1,703,000, $7,899,000 and $7,781,000
respectively, which have adversely reduced the Company's liquidity and capital resources. In addition, TSSN and CATN will require a substantial capital infusion to fully establish their respective operations. The Company anticipates that it will continue to incur losses through the fourth quarter of fiscal year 1996 and first two quarters of fiscal year 1997.

     As of December 31, 1995, the Company had issued $1,000,000 of 8.5% Convertible Debentures due October 31, 2000 and $500,000 of 9.5% Convertible Debentures due November 27, 2000. During January and February, 1996, the Company issued an additional $3,040,000 of 8.5% Convertible Debentures of which $1,890,000 are due January 31, 1998 and $1,150,000 are due on October 31, 2000
(collectively referred to as the "Original Debentures"). In July, 1996, the Company issued a $200,000 10.25% Convertible Debenture due July 2, 2001 (the "10.25% Debenture). The Debentures were issued to individuals and corporations located outside of the United States. The holders of the Original Debentures are entitled, at their option, at any time commencing 41 days after issuance to convert any or all of the original principal amounts of the Debenture into shares of common stock of the Company, at a conversion price per share equal to 50%-70% of the "Market Price" of the Company's common stock. "Market Price" is defined as the average closing bid price for the five business days immediately preceding the conversion date or immediately preceding the debenture subscription date, whichever is lower.

     The Original Debentures, as amended, provide that a penalty of 30% to 50% of the face value of the Debentures be added to principal in the event that the Company does not obtain shareholder authorization to increase its authorized shares of common stock necessary to satisfy the Company's conversion obligation under the Original Debentures by certain dates. The Company did not obtain authorization for the issuance of this common stock on a timely basis and accordingly recorded the additional principal due on the Original Debentures.

     The Original Debentures provide that in the event authorization for issuance of the

Common Stock is not obtained before 75 or 90 days from date of issue, the Company is required to redeem the Original Debentures at an amount equal to the value of the common stock into which the Original Debentures would have been convertible at the date of redemption. As of September 30, 1996, all Original Debentures were in default as authorization for issuance of the Common Stock was not obtained until October 11, 1996, the date of the Company's Special Meeting of Shareholders. Subsequent to the Company's Special Meeting of Shareholders, the Company agreed to amend the Original Debentures to provide for a penalty of 30% to 50% of the face value of the Original Debentures in exchange for a waiver of the mandatory redemption rights. During October 1996, all Original Debenture holders except for two holders with Original Debentures aggregating adjusted principal of $1,420,000 (with a mandatory redemption value of $2,339,000) agreed to waive the mandatory redemption rights and converted their debentures into common and/or Series B Preferred as follows:

                                                     CONVERTED      BALANCE NOT
                                       CONVERTED    INTO SERIES B    CONVERTED
                                      INTO COMMON    PREFERRED         AS OF
                                         STOCK        STOCK           10/31/96
                                      -----------   -------------   -----------
Adjusted principal                     $ 784,000     $4,157,000     $1,420,000

Accrued interest                          49,297        297,182        106,968
                                       ---------     ----------     ----------

Total indebtedness                     $ 833,297     $4,454,182     $1,526,968
                                       =========     ==========     ==========

Number of shares issued upon
conversion                             2,404,914       445,4182
                                       =========       ========

The Company continues to work with the remaining two Original Debenture holders to convert these debentures into the Company's equity. Accordingly, no adjustment has been made to adjust the liability from the face value of the Debentures, including extension penalties, as amended, to their common stock equivalent value. The common stock equivalent value of the Original Debentures as of September 30, 1996 aggregated $9,070,000,

     During the first quarter of 1996, the Company sold 15,000 shares of Series C Preferred and 17 shares of Series K Preferred for $787,500, net of sales commissions of $212,500.

     On August 26, 1996, the Company borrowed $650,000 from an individual. The promissory balloon note bears interest at the rate of 13% per annum, interest only payable monthly, with the principal due August 26, 1998. The note is secured by certain real estate pursuant to a Letter of Agreement with E. Carl Anderson, Jr. ("Mr. Anderson") dated August 26, 1996. Pursuant to the Letter of Agreement, a loan guarantee fee of $100,682 was paid to Mr. Anderson at the time of closing. Further, the Company granted Mr. Anderson, 3,000,000 shares of restricted common stock to be issued immediately following the Company obtaining shareholder approval to increase its authorized common stock, together with warrants for 2,000,000 common shares exercisable at $1.00 per share as a fee for providing the guarantee.

The warrants are exercisable for a period ending the later of three years or two years from the date that the Company registers the underlying common shares for sale to the public. The value of the common shares granted ($693,750) was determined based on the average of the closing bid and ask prices of the Company's common stock on the date of the Letter of Agreement, discounted to reflect stock restrictions. The value of the warrants ($37,500) was determined by subtracting the exercise price from the value of the underlying common shares determined in the same manner as for the common shares granted. The value of the common shares granted and warrants issued were recorded as deferred loan costs, together with the loan guarantee fee ($100,682) and other loan fees and related closing costs of $44,902 paid at closing. The deferred loan costs are being amortized over the life of the loan.

     The loan guarantee has collateral of 100 shares of the Company's Series J Preferred (which are convertible into 5,000,000 common shares) and 27,500,000 shares of CATN, representing the Company's 51% interest in CATN. Further, the Company has pledged its rights to receive those shares of CATN regarding the remaining 49% interest in CATN. In the event the Company does not repay the loan by November 24, 1996, the Company shall pay Mr. Anderson 40 shares of the Series J Preferred held as collateral as a penalty. The Company failed to repay the loan by November 24, 1996, and accordingly, ownership of the 40 shares of Series J Preferred shall be transferred to Mr. Anderson. The remaining 60 shares of Series J Preferred will continue to be held by Mr. Anderson as collateral to the guarantee and pursuant to a Put Agreement relating to certain shares of Series C Preferred previously purchased by Mr. Anderson (See Note 7 - Commitments, Contingencies and Litigation). In addition, D. Jerry Diamond and Daniel M. Boyar personally guaranteed the obligations of the Company pursuant to the Letter of Agreement and Guarantee Agreement. The value of the Series J Preferred to be paid as a penalty shall be determined based on the average of the closing bid and ask prices of the Company's common stock on November 24, 1996, discounted to reflect stock restrictions. The value of 40 shares of Series J Preferred to be paid as a penalty is estimated to be $40,000 which has been recorded as of September 30, 1996 with a corresponding charge to operations.

     On July 24, 1996, the Company borrowed $25,000 from an individual pursuant to a promissory note due on or before August 23, 1996, which provides for interest at the rate of 12% per annum, a loan origination fee of $12,500'. and warrants for 25,000 shares of common stock exercisable at $1.00 per share. The warrants lapse on July 23, 1999.

     In August, 1996, the Company borrowed $60,000 from four individuals to be repaid from the next tranche of funding to be received by the Company. As additional consideration for the loans, the Company issued an aggregate of 6,000 shares of Series C Preferred with stated value of $60,000. Series C Preferred stated value is convertible into common shares at a conversion price equal to 50% of the common stock's market value.

     During the nine months ended September 30, 1996, the Company used the net cash of $3,605,000 that it received from the issuance of its Debentures, sale of preferred stock , the $650,000 balloon promissory note and other financing aggregating $80,000 in the following manner: (1) payments to CATN for its acquisition ($300,000); (2) advances to or payments on behalf of CATN ($957,000); (3) legal and accounting fees incurred to complete certain filings with the Securities and Exchange Commission ($262,000);
(4) debt service and working capital to fund the operations of THI ($376,000);
(5) payment to Stellar for management and accounting services ($106,000); (6) working capital for operations of TSSN and TSC ($330,000); (7) working capital for corporate overhead operations ($269,000); (8) repayment of outstanding debt, the proceeds of which were previously used for working capital purposes ($350,000); (9) consulting services ($405,000); and (10) the redemption of previously issued shares of The Company's Series C Preferred ($250,000).

     During the quarter ended June 30, 1996, ACL made working capital advances of $426,000 to the Company. The Company repaid $80,000 of the advances in cash and in July, 1996 issued 8,44,844 shares of Series L Preferred, which are convertible into 422,422 shares of the Company's common stock, in satisfaction of advances aggregating $287,000. The Company used the working capital advances in the following manner: (1) debt service and working capital to find the operations of THI ($316,000); (2) legal and accounting fees incurred to complete certain filings with the Securities and Exchange Commission ($50,000); (3) working capital for CATN operations ($37,000) and (4) working capital for corporate overhead operations ($23,000).

     In October 1996, the Company sold 11 shares of Series A Preferred to an accredited investor located outside the United States for $440,000, net of sales and closing costs costs of $110,000 paid and/or accrued at time of closing. Each holder of Series A Preferred shall have the right, at his option, at any time commencing 40 days after date of issuance, to convert each share into fully paid and nonassessable shares of the Company's common stock at a conversion price equal to the lessor of 50% of the common stock's market value or $.75 per common share. The Shares being converted shall be multiplied by 50,000 before determining the common shares to be received. Market value is defined to be the lower of the average closing bid price per share of the Company's common stock for the five business days prior to conversion date or the average closing bid price per share of the Company's common stock for the five business days prior to subscription by the holder. On or after June 30, 1997, the holder may, at its option, may put the shares back to the Company at a redemption price of $50,000 per share, together with accrued dividends and penalties, if any, In addition, the holder may exercise its right to Put its shares back to the Company if any event of default shall occur as defined in the Certificate of Designation, Preferences, Rights and Limitations of Series A Preferred, including events such as if the Company shall (1) become insolvent,
(2) make an assignment for the benefit of creditors, (3) consent to the appointment of a trustee, liquidator or receiver, (4) be subject to any money judgement in excess of $500,000 which shall remain unpaid, unvacated, unbonded, or unstayed for a period of 15 days or more, (5) be subject to bankruptcy proceedings instituted by or against the Company, or (6) delisted from an exchange or over the counter market.

     In November 1996, the Company sold 20,000 shares of Series C Preferred to an accredited investor outside the United States for $160,000, net of sales and closing costs of

$60,000 paid and/or accrued at the time of closing.

     During October and November 1996, the Company used net cash of $632,000 that it received from the sale of 11 shares of Series A Preferred and 20,000 shares of Series C Preferred in the following manner: (1) advances to or payments on behalf of CATN ($14,000); (2) legal and accounting fees incurred to complete certain filings with the Securities and Exchange Commission ($20,000);
(3) debt service and working capital to fund the operations of THI ($205,000);
(4) payment to Stellar for management and accounting services ($10,000); (5) accrued payroll taxes of TSC ($44,000); (6) working capital for corporate overhead operations ($202,000); and (7) the redemption of previously issued shares of The Company's Series C Preferred ($20,000). As of November 30, 1996, remaining cash proceeds of $117,000 were held in reserves for working capital.

DEFICIENCY IN WORKING CAPITAL

     The Company is currently experiencing a significant deficiency in working capital and CATN and TSSN (the Company's primary future operating subsidiaries) have operated since their inception with a negative working capital position. As of September 30, 1996, the Company had current assets of $357,000 and current liabilities of $17,810,000, or a working capital deficiency of $17,453,000. The Company is currently in default on various notes payable aggregating approximately $1,974,000, certain of its Debentures which have a redemption value of $2,339,000, These factors raise substantial doubts as to the Company's ability to continue as a going concern unless it is able to successfully complete a sizable private equity offering and attain future profitable operations. The future success of the Company will depend, among other factors, upon management's ability to attain and maintain profitable operations; to obtain favorable financing arrangements; to retire its current indebtedness; and, to raise additional capital.

     Despite the inability of the Company to establish positive cash flow from its operations, it has been able to raise capital through the issuance of its debentures, its preferred stock, and other debt financing, however, there can be no assurance that the Company will be able to continue to issue its securities, particularly in light of the delisting of the Company's shares of common stock, the current closing bid price of the Company's common shares and the inadequate number of authorized shares of common stock, which matters are further discussed below.

DELISTED FROM NASDAQ SMALLCAP MARKET

     On November 7, 1996, the Company's shares of common stock, which traded under the symbol "CATV", were delisted from the Nasdaq SmallCap Market. The Nasdaq Stock Market, Inc. ('Nasdaq") stated that the action was taken as a result of the Company's failure to meet the capital and surplus requirement as stated in Marketplace Rule 4310(c)(03). The Nasdaq Listing Qualifications Panel ("Qualifications Panel") determined that the Company could not sustain long term compliance with the capital and surplus criterion for continued inclusion. This determination was made irrespective of the Qualifications Panel findings that the Company's capital and surplus, as of October 3 1, 1996, was approximately $3,261,000 as shown on a Proforma Balance Sheet filed by the Company as an exhibit to Form 8-K dated on November 4, 1996 and that the Company achieved technical compliance with the $1,000,000 minimum capital and surplus requirement. As shown on the proforma balance sheet set forth in Note 14 - Subsequent Events, the Company's capital and surplus as of November 30, 1996 is $4,197,554, after providing for an estimated reduction of Stockholders' Equity resulting from an additional loss from operations for the two months ended November 30, 1996 of $1,450,000.

     The Company has filed an appeal with Nasdaq concerning these findings. The Company has been advised that the Review Committee will issue its decision subsequent to the meeting of the NASD Board of Governors which is currently scheduled for January 27, 1997.

     On October 24, 1996, the Company was advised by Nasdaq that the Company's shares of common stock have failed to maintain a closing inside bid price greater than or equal to $1.00. To be eligible for continued listing, the Company's shares of common stock must maintain a minimum bid price of $1.00 or, as an alternative if the bid price is less than $ 1.00, maintain capital and surplus of $2,000,000 and a market value of the public float of $1,000,000. The Company has a ninety day period or until January 24, 1997 to demonstrate compliance with the minimum $1.00 bid price or the alternative requirement. The Board of Directors is currently evaluating its alternatives in resolving this compliance issue including giving consideration of a reverse stock split.


INADEQUATE NUMBER OF AUTHORIZED COMMON SHARES

     On October 11, 1996, the date of the Company's Special Meeting of Shareholders, the shareholders approved an increase in the Company's shares of authorized common stock from 2,500,000 to 100,000,000 shares with a par value of $.OO1 per share. Given the current bid price of the Company's shares of common stock, the Company does not have a sufficient number of authorized shares of common stock to convert its outstanding convertible debenture and preferred stock. On Tuesday, December 3, 1996, the closing bid price of the Company's shares of common stock was $0.10. The Company estimates that if it converted all of its outstanding convertible debentures and preferred stock at a closing bid price of the Company's shares of common stock of $0.10, the Company would be required to issue in excess of 300,000,000 shares of common stock. The has only 100,000,000 authorized shares of common stock. Accordingly, the Company must negotiate agreements with its major creditors and preferred and common stockholders which agreements could be tantamount to a plan of reorganization. If the Company is not successful in negotiating such agreements, then the only alternative may be to seek protection under the laws of the United States Bankruptcy Code.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS, REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT     DESCRIPTION OF DOCUMENT
-------     -----------------------

10.1 Promissory Balloon Note in the amount of $650,000 dated August 26, 1996 with Paul Pritchard, Trustee, Steven Iachini, Trustee, Carl Anderson, personally and EVRO Corporation, a Florida Corporation, as Makers; and Robert D. Basham, as Payee.

10.2 Letter of Agreement dated August 26, 1996 between Carl Anderson and EVRO Corporation.

27.0        Financial Data Schedule (for SEC use only)


(b)  REPORTS ON FORM 8-K

     None



                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                EVRO CORPORATION


    Date:  DECEMBER 5, 1996                     By /s/ 0. DON LAUHER
           ----------------                        -----------------
                                                0. Don Lauher
                                                Chief Financial Officer